Form 10QSB
period 2000-09-30
TERRA SYSTEMS CORP
filed 2000-11-14
CIK 1027876

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

  (x) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2000

  ( )         Transition Report Pursuant to Section 13 or 15 (d)  of the
  Securities Exchange Act of 1934

                  For the transition period from ___ to ___

                             TERRA SYSTEMS, INC.
           (Exact name of registrant as specified in its charter)

                    Utah                               87-0476073
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

         5912 West 11600 South, Payson, Utah                84651
       (Address of principal executive offices)           (Zip Code)

                               (801) 465-1262
            (Registrant's telephone number, including area code)

                               Not applicable
            (Former name, former address and former fiscal year,
                        if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x)
  No ( )

   The number of shares outstanding of the Registrant's common stock as of September 30, 2000 was 17,314,793

                             Terra Systems, Inc.

                              Table of Contents


PART I         FINANCIAL INFORMATION                                      1


Item 1         Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - September 30, 2000
          and December 31, 1999                                           3

          Condensed Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 2000 and 1999
          and for the Cumulative Period February 17, 1996 (Date of
          Inception) Through September 30, 2000                          4

          Condensed Consolidated Statements of Cash Flows for the
          Three and Nine Months Ended September 30, 2000 and 1999
          and for the Cumulative Period February 17, 1996 (Date of
          Inception) Through September 30, 2000                          5

          Notes To Consolidated Financial Statements                     6

Item 2         Managements Discussion and Plan of Operations            11


PART II        OTHER INFORMATION                                        12

Item 1         Legal Proceedings                                        12

Item 2         Changes in Securities and Use of Proceeds                12

Item 3         Defaults Upon Senior Securities                          12

Item 4         Submission of Matters to a Vote of Security Holders      12

Item 5         Other Information                                        12

Item 6         Exhibits and Reports on Form 8-K                         12

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                           TERRA SYSTEMS, INC. AND SUBSIDIARY
                             (A Development Stage Company)
                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  September 30, December 31,
                                                        2000       1999
                                                     ----------  ----------
                                                     (Unaudited)

                                         ASSETS
     Current Assets
         Cash                                        $      934  $    1,429
         Receivables                                      6,010       5,075
         Prepaid expenses                                     -           -
                                                     ----------  ----------
          Total Current Assets                            6,944       6,504
                                                     ----------  ----------
     Property and Equipment
         Leasehold improvements                         331,642     331,642
         Furniture and equipment                        687,558     687,424
         Trucks and automobiles                          22,000      22,000
         Software                                        10,380      10,380
         Less: Accumulated depreciation                (503,696)   (410,000)
                                                     ----------  ----------
          Net Property and Equipment                    547,884     641,446
                                                     ----------  ----------
     Total Assets                                    $  554,828  $  647,950
                                                     ==========  ==========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current Liabilities
         Accounts payable                            $  351,975     316,183
         Accounts payable to related party              270,509     200,175
         Accrued liabilities                            689,114     542,224
         Accrued interest payable                       250,509     192,946
         Capital lease obligation - current portion     237,318     178,210
                                                     ----------  ----------
          Total Current Liabilities                   1,799,425   1,429,738
                                                     ----------  ----------
     Long-Term Liabilities
         Notes payable to stockholders - net
          of current portion                            656,517     756,517
         Capital lease obligation - net of
          current portion                                21,348      95,580
                                                     ----------  ----------
          Total Long-Term Liabilities                   677,865     852,097
                                                     ----------  ----------
     Stockholders' Deficit
         Common stock, $0.001 par value; 100,000,000
           shares authorized; shares outstanding:
          September 30, 2000 - 17,314,793 shares
          December 31, 1999 - 15,827,800 shares          17,315      15,828
         Additional paid-in capital                   4,492,247   3,589,098
         Deficit accumulated during the
          development stage                          (6,420,754) (5,210,718)
         Deferred compensation                          (11,270)    (28,093)
                                                     ----------  ----------
            Total Stockholders' Deficit              (1,922,462) (1,633,885)
                                                     ----------  ----------
     Total Liabilities and Stockholders' Deficit     $  554,828  $  647,950
                                                     ==========  ==========

  See accompanying notes to condensed consolidated financial statements.

                           TERRA SYSTEMS, INC. AND SUBSIDIARY
                             (A Development Stage Company)
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                                                       Cumulative
                                                                                     For the Period
                                                                                      February 17,
                                     For the Three Months      For the Nine Months  1996 (Inception)
                                      Ended September 30,      Ended September 30,      Through
                                   ------------------------  ------------------------ September 30,
                                       2000         1999        2000         1999         2000
                                   -----------  -----------  -----------  -----------  -----------
     Revenues                      $       642  $    73,770  $     6,792  $   129,690  $   336,464

     Cost of Revenues                       --       74,279        2,497      105,861      307,558
                                   -----------  -----------  -----------  -----------  -----------
      Gross Profit (Loss)                  642         (509)       4,295       23,829       28,906
                                   -----------  -----------  -----------  -----------  -----------
     Expenses
      Research and development          34,424       23,833      108,073       68,955    1,300,385
      General and administrative       145,990      369,269      951,008      778,566    4,176,597
      Depreciation and amortization     31,233       31,411       93,696       94,513      509,677
                                   -----------  -----------  -----------  -----------  -----------
       Total Expenses                  211,647      424,513    1,152,777      942,034    5,986,659
                                   -----------  -----------  -----------  -----------  -----------
     Loss from Operations             (211,005)    (425,022)  (1,148,482)    (918,205)  (5,957,753)
                                   -----------  -----------  -----------  -----------  -----------
     Nonoperating Income/
      (Expenses)
       Interest expense                (15,503)     (18,573)     (61,576)     (64,855)    (359,057)
       Interest income                      11         (125)          22           --        1,727
       Loss on sale of securities           --           --           --           --      (99,000)
       Loss on sale of assets               --           --           --           --       (6,671)
                                   -----------  -----------  -----------  -----------  -----------
       Net Nonoperating Income/
        (Expenses)                     (15,492)     (18,698)     (61,554)     (64,855)    (463,001)
                                   -----------  -----------  -----------  -----------  -----------

     Net Loss                      $  (226,497) $  (443,720) $(1,210,036) $  (983,060) $(6,420,754)
                                   ===========  ===========  ===========  ===========  ===========
     Basic and Diluted Loss
      Per Share                    $     (0.01) $     (0.03) $     (0.07) $     (0.06) $     (0.41)
                                   ===========  ===========  ===========  ===========  ===========
     Weighted Average Shares
      Outstanding                   17,150,143   15,482,409   16,623,504   15,200,548   15,600,624
                                   ===========  ===========  ===========  ===========  ===========

  See accompanying notes to condensed consolidated financial statements.

                            TERRA SYSTEMS, INC. AND SUBSIDIARY
                              (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                        Cumulative
                                                                      For the Period
                                                                       February 17,
                                               For the Nine Months   1996 (Inception)
                                                  September 30,          Through
                                              ------------------------ September 30,
                                                 2000         1999         2000
                                              -----------  -----------  -----------
  Cash Flows From Operating Activities
    Net loss                                  $(1,210,036) $ (983,060)  $(6,420,754)
    Adjustments to reconcile net loss to
     net cash used by operating activities:
       Depreciation and amortization               93,696      94,513       509,677
       Loss on sale of investment securities            -           -        99,000
       Loss on sale of assets                           -           -         6,671
       Compensation paid with common stock         65,623     417,611       755,441
       Consulting expense relating to
        grant of stock options                    560,000           -       560,000
       Receivables                                   (935)     22,236        (6,010)
       Prepaid expenses                                 -         166             -
       Accounts payable                            35,792     101,202       470,585
       Accounts payable - related party            70,335        (631)      181,280
       Accrued liabilities                        146,890      99,608       689,114
       Accrued interest payable                    57,563      58,513       250,509
                                              -----------  ----------  ------------
       Net Cash Used by Operating Activities     (181,072)   (189,842)   (2,904,487)
                                              -----------  ----------  ------------
  Cash Flows From Investing Activities
    Purchase of equipment                            (134)       (106)     (662,598)
    Organization costs paid                             -           -        (4,755)
    Proceeds from sale of assets                        -           -       117,715
                                              -----------  ----------  ------------
    Net Cash Used by Investing Activities            (134)       (106)     (549,638)
                                              -----------  ----------  ------------
  Cash Flows From Financing Activities
    Proceeds from borrowings - stockholders             -           -       870,111
    Payments on borrowings - stockholders               -      (5,000)     (149,750)
    Proceeds from stock issuance and
     subscriptions                                195,835     225,460     2,899,626
    Payments on capital lease obligations         (15,124)    (23,025)     (164,928)
                                              -----------  ----------  ------------
    Net Cash Provided by Financing Activities     180,711     197,435     3,455,059
                                              -----------  ----------  ------------
  Net Increase (Decrease) in Cash                    (495)      7,487           934

  Cash at Beginning of Period                       1,429       4,499             -
                                              -----------  ----------  ------------
  Cash at End of Period                       $       934  $   11,986  $        934
                                              ===========  ==========  ============
  Supplemental Cash Flow Information
    Interest Paid                             $     4,013  $        -

  Non-Cash Investing and Financing Activities
    Conversion of notes payable to equity     $   100,000  $        -
    Redemption of stock issued to officer          56,200           -

  See accompanying notes to condensed consolidated financial statements.

                             TERRA SYSTEMS, INC. AND SUBSIDIARY
                               (A Development Stage Company)
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       NOTE 1-INTERIM FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company, and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

       The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 1999. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

       NOTE 2-RELATED PARTY TRANSACTIONS

       The Company entered into capital and operating lease obligations with a company under common ownership. The Company has violated its lease agreements by being delinquent in its payments regarding these leases. At September 30, 2000, the Company owed this related party $212,507 in delinquent rent, executory fees, late fees, sales tax and cash advances. Certain Officers of the Company have from time to time advanced the Company funds used for operating expenses. At September 30, 2000, the Company owed these Officers $58,002. Total amounts due to Related Parties as shown on the balance sheet at September 30,
      2000 are $270,509. All amounts are due on demand with no interest.

      NOTE 3-STOCK RIGHTS

       On March 29, 2000, the Company entered into an agreement with a corporation for consultation and advisory services related to business management and marketing. In consideration for the services to be provided, the Company agreed to grant to the corporation the right to purchase 50,000 equity units at a purchase price of $5.00 per unit. Each unit consists of 20 freely tradable common shares and the option to purchase five shares at $0.50, five shares at $0.75, five shares at $1.00, and five shares at $1.25 - all freely tradeable shares. The option to purchase the 1,000,000 shares may not be exercised after March 22, 2001, unless the corporation arranges for an acceptable second offering agreed to by the Company, in which the option shall automatically extend for an additional two years and expire on March 22, 2003.

       The agreement for services shall be in effect from March 22, 2000 and shall continue in effect for a period of six months. The agreement may be renewed for a three-month period thereafter, upon mutual agreement of the parties.

       The Company measured compensation under this stock-based agreement using the fair value at the grant date consistent with SFAS No. 123, Accounting for Stock-Based Compensation. Under this method, the Company recognized consulting expense of $560,000. The fair value of $11.20 for each equity unit granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%; expected volatility of 145.00% risk-free rate of 6.13% and expected life of options of 1.0 year.

       Upon grant of the rights, the corporation exercised its right and purchased 20,000 equity units. The Company received $100,000 for the delivery of 400,000 unrestricted shares of common stock and issued options to purchase an additional 100,000 shares at $0.50, 100,000 shares at $0.75, 100,000 shares at $1.00 and 100,000 shares at $1.25.

       In connection with the consulting agreement, the corporation will recommend the Company to potential investors. A finder's fee will be paid to the corporation as a percentage of funds obtained. A finder's fee of $150,000 would be paid on $5,000,000 obtained. An additional 1% would be owed on any additional funds obtained over the $5,000,000. The corporation may elect to obtain all or part of its fee in shares of the Company's stock. The stock will be valued at 80% of its most recent bid price for purposes of conversion to cash value.

       NOTE 4-STOCK OPTIONS

       The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation" (SFAS 123) which requires these options and warrants to be accounted for at their fair value.

       Employee Options -- During the nine months ended September 30, 2000, an employee exercised 500,000 stock options for 500,000 shares of common stock by converting notes payable in the amount of $100,000, or $0.20 per share.

       Non Employee Options -- As discussed in Note 3, the Company entered into an agreement with a corporation for consultation and advisory services related to business management and marketing. In consideration for the services to be provided, the Company agreed to grant to the corporation the right to purchase 50,000 equity units. Upon grant of the rights, the corporation exercised its right and purchased 20,000 equity units. Accordingly, the Company issued options to purchase 100,000 shares of common stock at $0.50, 100,000 shares at $0.75, 100,000 shares at $1.00 and 100,000 shares at $1.25.

       Also discussed in note 3, the Company recognized consulting expense of $560,000 in connection with the grant of the stock rights. Accordingly, any consulting expense associated with the grant of the 400,000 stock options mentioned above was previously recognized.

       Outstanding Stock Options -- A summary of the status of the Company's stock options as of September 30, 2000 and 1999 and changes during the nine months then ended is as follows:


                                          For the Nine Months Ended  For the Nine Months Ended
                                           September 30, 2000          September 30, 1999
                                         -----------------------     ------------------------
                                                    Weighted-                  Weighted-
                                                     Average                    Average
                                          Shares   Exercise Price     Shares   Exercise Price
                                         ---------  ------------     ---------  -----------
   Outstanding at beginning of period    2,250,000    $  0.20                -     $    -
   Forfeited                                     -          -         (250,000)      0.20
   Exercised                              (500,000)      0.20                -          -
   Granted                                 400,000       0.88        2,500,000       0.20
                                         ---------                   ---------
   Outstanding at period end             2,150,000       0.33        2,250,000       0.20
                                         =========                   =========
   Options exercisable at period end     2,150,000      $0.33        2,250,000     $ 0.20
                                         =========                   =========
   Weighted-average fair value of
    options granted during the period    $    0.21                   $    0.20
                                         =========                   =========

       NOTE 5-STOCKHOLDERS' EQUITY

       During the nine months ended September 30, 2000, an officer of the Company, who had been issued 150,000 shares of contingently issued stock, left the Company, and forfeited 50,000 shares of non-vested common stock valued at $56,200.

       Common Stock Issued for Cash -- During the nine months ended September 30, 2000, the Company issued 376,673 shares of common stock for proceeds of $95,835 at prices ranging from $0.25 to $0.30 per share.

       Common Stock Issued for Services -- During the nine months ended September 30, 2000, the Company issued 260,320 shares of stock for consulting services valued at $105,000 at prices ranging from $0.25 to $1.00 per share.

       Common Stock Issued for the Conversion of Debt -- During the nine months ended September 30, 2000, a stockholder exercised 500,000 options. The Company issued 500,000 shares of common stock for the conversion of notes payable to stockholders in the amount of $100,000 or $0.20 per share.

       Stock Rights Exercised -- As discussed in Note 3, the Company granted stock rights in connection with a consulting agreement. The Company recognized consulting expense of $560,000 in connection with the grant of these stock rights. Upon grant of the rights, the corporation exercised its right and the Company issued 400,000 shares of common stock for $100,000 or $0.25 per share.

       NOTE 6-CONTINGENCIES

       Terra Systems, Inc. Versus a Former Director/Officer and Other Stockholders -- The Company has filed a complaint against a former director and officer and other stockholders of the Company (the defendants) for using various forms of improper conduct and misrepresentations concerning their qualifications and intentions to obtain a significant number of the Company's shares. The Company is seeking a declaration by the court that none of the defendants have any right, title to or ownership of the Company's stock originally issued to the defendants. The defendants claim the Company and certain of its officers have engaged in fraudulent and conspiratorial conduct and have filed a counterclaim seeking the following: a dismissal of the Company's complaint, unspecified amount of damages resulting from the Company's refusal on March 1, 1997 to tender shares to the defendants that the defendants were entitled to sell, the removal of certain restrictions on the Company's stock, $60,000 for breach of an employment contract and interest, compensatory damages and punitive damages in unspecified amounts, and together with attorney fees.

       On October 9, 1999, the Court entered a partial summary judgment against one of the defendants in favor of the Company on all of its claims. The Court found that the damages sought against the defendant and an award of reasonable attorney's fees, and expenses incurred in connection with the case shall be determined at a future date. The Court also found that the Company is entitled to a partial summary judgment against the defendant for securities fraud, including recission and restitution of the issuance of one million Terra Systems shares and additional damages to be determined in further proceedings before the Court. The amount of damages to be awarded has not yet been determined.

        The Company denies all material allegations against the Company and intends to fully defend the counterclaim of the defendants and prosecute the Company's claims and actions against the defendants. This litigation is still in the discovery phase and the ultimate outcome cannot presently be determined

       Threatened Litigation -- The Company and certain Officers and Directors of the Company received notice from a litigant's legal counsel of threatened litigation. The litigant contends that certain current Officers and Directors held and sold a number of Xullux shares that were free trading prior to the merger of Xullux and Terra Systems. The alleged sale may have impacted the value of the litigant's Terra Systems restricted publicly issued shares in the company. The litigant claims that the defendant's ownership and alleged sale of Xullux stock was not disclosed to him at or during the time he contributed certain assets and other equipment to Terra
       Systems in exchange for the Terra Systems restricted stock.   The
       litigant seeks to return 125,000 shares to Terra Systems for value and seeks other monetary and punitive damages in an amount of not less than $1,500,000 including additional costs and attorney's fees. The Company denies all of the material allegations and claims of the litigant. Currently, the ultimate outcome of this situation cannot presently be determined.

       Based on the uncertain outcome of these contingencies, no provision for any loss or gain that may result upon adjudication has been made in the accompanying financial statements, and the possible effect it will have on future financial statements is unknown.

       NOTE 7-BUSINESS CONDITION

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three month periods ended September 2000 and 1999, the Company incurred net losses of $226,497 and $443,720, respectively. During the nine month periods ended September 2000 and 1999, the Company incurred net losses of $1,210,036 and $983,060, respectively. As of

       September 2000, the Company's losses accumulated from inception totaled $6,420,754. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to me meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

       The Company's management is in the process of negotiating various agreements to perform research on and the development of pneumatic conveyance systems to handle materials in a bulk state in industrial research and processing. Management also intends to use capital and debt financing as needed to supplement the cash flows that potentially could be generated through the successful negotiation of agreements. As discussed in Note 3, the Company entered into an agreement with a corporation for consultation and advisory services related to business management and marketing. As a result of this agreement, the Company received $100,000 for the issuance of common stock and options. This agreement allows for additional cash proceeds through the issuance of additional common stock and options. Aside from this agreement, the Company obtained additional cash proceeds of $95,835 through the issuance of common stock.

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be
certain forward-looking   statements   not   accompanied   by such
expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

Terra Systems, Inc. ("Terra" or the "Company"), a UTAH corporation, was incorporated on February 16, 1996. We develop and commercialize low-pressure pneumatic conveyance systems. These low-pressure systems are used in connection with the pulverization, moisture control, classification, transport and processing of bulk materials. A small sampling of the bulk materials that can be processed, dried, classified, etc. consist of coal, gypsum, black sands, and agricultural products, such as corn, rice, and wheat. Terra's mission is to continue the development of low-pressure, pneumatic conveyance systems and access the commercial markets.

Results of Operations

During the third quarter 2000, Terra Systems, Inc. did not generate revenues. The Company has been able to generate testing and product development revenues in past fiscal periods, but has been limited in the scope of potential clients that could be contacted until the patent filing process was completed. During the third quarter 2000, we received notification that all 31 claims made to the United States Patent Office have been allowed. Notification from patent counsel that patent allowances were granted will substantially enhance Terra's ability to pursue and enter into project development contracts. It is expected that the full patent will be issued in the first quarter of 2001. During the third quarter 2000, there were no significant elements of income/loss that did not arise from continuing operations.

Future Business

We are currently involved in discussions with PacifiCorp and General Electric regarding pulverized coal processing for the utility industry. Preliminary discussions are underway with management and engineering personnel of both companies. Our technology has the ability to produce low ash, low moisture, and ultra fine coal, which enhance the combustion process, while reducing unburned carbon and NOx emissions. It is anticipated that strategic business alliances will be formed to take advantage of Terra Systems' patented technology.

We have engaged with P.S.G. LLC (Product Service Group) in a project that will clean up a low-level radioactive waste site. A successful initial presentation was made at Terra Systems headquarters at Payson, Utah on October 13, 2000. The follow-up presentation will be made in Denver to Morrison-Knudsen Corp by mid-November, 2000. In this presentation, Terra will propose a total bulk handling system that will extract, transport, pulverize, treat, bind, and load-out into containment the low-level radioactive material. Should our proposal be accepted, we would envision engineering and feasibility funds to be made available in November of 2000. Construction and on-site operation would take place in 2001. The final scope of this project for Terra Systems would be in the 5 million US dollar range and take approximately 20 months to complete. This project could lead to similar future clean-up activity with PSG, who contracts with Morrison-Knudsen.

Liquidity and Capital Resources

Given Terra's current cash flows, it will be difficult for Terra Systems, Inc. to continue as a going concern. While recent developments regarding patent issuance will allow Terra Systems to more aggressively pursue revenue, and cash, generating contracts by year-end 2000, it may be necessary to raise additional funds and/or reduce cash expenditures in the next 12 months.
Funds could be generated through the issuance of additional stock, or through the sale of existing plant and office equipment. Cash expenditures could be reduced through the lay-off of personnel and the elimination of employee benefits.

PART II        OTHER INFORMATION

Item 1.   Legal Proceedings-None

Item 2.   Changes in Securities and Use of Proceeds- None

Item 3.   Defaults Upon Senior Securities- None

Item 4.   Submission of Matters to a Vote of Security Holders- None

Item 5.   Other Information- None

Item 6.  Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TERRA SYSTEMS, INC.
                                (Registrant)


Date:  November 13, 2000                     /s/ Clayton Timothy
                                             -----------------------------
                                             Clayton Timothy
                                             Chairman of the Board
                                             Chief Executive Officer