Form 10KSB
period 2000-12-31
TERRA SYSTEMS CORP
filed 2001-04-02
CIK 1027876

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

(  )     Transition report under Section 13 or 15 (d) of the Securities Exchange
         Act of 1934 for the transition period from ___ to ___

                               TERRA SYSTEMS, INC.
                 (Name of small business issuer in its charter)

            Utah                                          87-0476073
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   5912 West 11600 South, Payson, Utah                                 84651
 (Address of principal executive offices)                            (Zip Code)

                                 (801) 465-4400
                           (Issuer's telephone number)


Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Issuer's revenues for the most recent fiscal year: $10,515

The aggregate market value of common stock held by non-affiliates on February 27, 2001 was $6,503,257 based on the average bid and asked price of the common stock reported by the Electronic OTC Bulletin Board.

The number of shares outstanding of the issuer's common stock as of February 27, 2001 was 19,051,631.

                     Transitional Small Business Disclosure
                       Format (Check one): Yes ( ) No (X)

                                TABLE OF CONTENTS

Part I
     Item 1.        Description of Business                                                          3
     Item 2.        Description of Property                                                          8
     Item 3.        Legal Proceedings                                                                9
     Item 4.        Submission of Matters to a Vote of Security Holders                              9

Part II
     Item 5.        Market for Common Equity and Related Stockholder Matters                        10
     Item 6.        Management's Discussion and Analysis or Plan of Operation                       11
     Item 7.        Financial Statements                                                            15
     Item 8.        Changes In and Disagreements With Accountants on Accounting and Financial       15
                    Disclosures

Part III
     Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance        15
                    With Section 16(a) of the Exchange Act
     Item 10.       Executive Compensation                                                          17
     Item 11.       Security Ownership of Certain Beneficial Owners and Management                  18
     Item 12.       Certain Relationships and Related Transactions                                  18
     Item 13.       Exhibits and Reports on Form 8-K                                                18
                    Signatures                                                                      19
                    Index to Exhibits                                                               20

                                     Part I

Item 1.  Description of Business

         We were formed as a Utah corporation on February 16, 1996 under the name Terra Systems, Inc. Terra Systems, Inc. is a development stage company whose primary business purpose is the development and commercialization of a pneumatic conveyance system to handle materials in a bulk state.

         Xullux, Inc. was incorporated under the laws of the State of Utah on November 4, 1983 under the name of Bunker Research, Inc. It changed its name to Diamond Resources, Inc. on May 15, 1984 and changed its name again to Xullux, Inc. on August 6, 1988. On May 1, 1996, Xullux, Inc. entered into a merger agreement with Terra Systems, Inc. whereby Terra Systems, Inc. was merged into a newly formed subsidiary of Xullux, Inc. called Terra Merger Subsidiary, Inc. and the Terra Systems, Inc. stockholders were issued 48,000,000 shares of Xullux, Inc. common stock. Following the reorganization, Xullux, Inc. changed its name to Terra Systems, Inc. In this report, reference to the terms "Terra Systems," "we," "us," "our," and "the company" refer collectively to Terra Systems, Inc. and its predecessors, unless the context clearly indicates.

         Our common stock began trading in July 1996 and is quoted under the ticker symbol "TSYI" on the Electronic OTC Bulletin Board.

Products

         We develop and commercialize low-pressure pneumatic conveyance systems. These low-pressure systems are used in connection with the pulverization, moisture control, classification, transport, and processing of bulk materials.

         The system relies on a slow moving laminar flow gas bearing to allow for the transportation of material through a carrying duct. A laminar flow gas bearing is formed when the air in the center of a pipeline is surrounded by a slow moving turbulent flow boundary air layer next to the inside wall of the pipe. It is referred to as a "boundary" because it acts to insulate the pipe from severe abrasive contact with the transported material. Reference to the "abrasion signature" is the amount of wear and tear or erosion on the inside of a pipe caused by the flow of a given material. Our process reduces this abrasion signature because the material being transported is caught up and carried by the faster moving gas in the center of the pipe. Unlike high-pressure conveyance systems, low-pressure systems do not allow for the caking of material inside the piping. "Caking" is a term used to describe the build up of material on the inside of its containment pipe. In pneumatic conveyance, caking occurs when dust combines with moisture and starts to gradually build up on the inside wall of the pipe.

         High-pressure pneumatic conveyance systems rely on the compression of air for operation. When the air is compressed, the moisture contained in the air collects inside the pipe. These pressurized systems have to be enclosed and can only purge moisture at the end of their conveyance cycle. The material they carry becomes exposed to this moisture, which may lead to caking. On the other hand, a low-pressure system like ours operates in an open environment. This allows the material being transported to breathe any moisture out during the transportation process.

         Many components are pre-fabricated in our warehouse with final assembly occurring at the client's site. In most cases, we bill the client an hourly or daily rate for constructing a system that will vary in cost based on the customization involved for each client and their unique requirements. For example, some applications may require just product drying before going to an existing milling operation. Thus our equipment could provide just the product drying service onsite. We construct and test each system with the use of our technical and research staff.

         The prospective markets for our industrial particle accelerator include power generation, mining, agriculture, environmental, ceramics, construction, and materials transportation. We believe that because of the nature and flexibility of our process, virtually all bulk materials used in basic industries can be economically separated, classified, and otherwise processed.

Distribution, Marketing, and Customer Relations

         Our marketing strategy is to promote, advertise and increase our brand visibility and attract new customers through multiple channels, including:

        o        Developing strategic alliances;
        o        Establishing our brand name; and
        o        Direct marketing to existing and potential customers.

         We believe that the use of multiple marketing channels will reduce our reliance on any one source for obtaining customers. This in turn will lower costs and maximize brand awareness.

         Strategic alliances

         We do not currently have any strategic alliances. We do, however, believe that future joint venture relationships will allow us to gain additional insight, expertise and penetration into markets where joint venture partners already operate and may serve to increase our revenue and income growth. We expect to review potential strategic alliance candidates, and to enter into agreements in the future should we feel these alliances would be in the best interest of the company.

         Establish our name brand

         We cannot guarantee that we will be able to successfully market and distribute our services in either the United States or other countries, and the failure to do so could have an adverse effect on our operations. We believe that building awareness of the Terra Systems brand is important in establishing and expanding our customer base. We currently have a web site (www.tsyi.com) and will use traditional media as our revenues permit, to attract new customers.

         Direct marketing

         To date our marketing activity has been largely word-of-mouth referrals, on-site demonstrations, as well contacts generated from our web site. We plan to move forward with industrial and agricultural clients entering into exclusive licensing agreements, which we expect to generate fees and royalty revenues.

         We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat business depends, in part, on the strength of our customer support and service operations and staff. We value frequent communication with and feedback from our clients to continually improve our services. We focus on designing high quality, applications - engineered products that are designed to address specific customer needs. Although our existing customer relationships are strong, our operating results may fluctuate due to factors such as the addition or loss of significant customers.

Industry Background and Competitive Conditions

         Nearly all bulk materials used in basic industries can or must be separated, pulverized, classified, or otherwise enhanced. Opportunities exist for many applications in both organic and inorganic materials in an array of large industries, including power generation, mining, agriculture, environmental, ceramics, construction, and materials transportation. Our main competition consists of companies providing or engaging in traditional methods of pulverization and transport of bulk materials. These include manufacturers of roller mills and ball mills. We believe that we compete on the basis of the unique nature of our technology. Specific competitors in our industry would be Bechtel, Babcock & Wilcox, and Ecology & Environment. These companies provide coal pulverization, mineral processing, and remediation of industrial wastes. They are larger, better funded and possess greater name recognition and reputation in the market than Terra Systems. There is no assurance that we will be able to compete successfully against these larger players in the industry.

Raw Materials and Suppliers

         We do not purchase or supply raw materials. Numerous raw materials are used to conduct on-site demonstrations on the effectiveness of our process and equipment; however, our prospective clients provide these materials. These materials used in on-site demonstrations include rice, coal, coal ash, limestone, gypsum, agricultural waste and other materials containing various heavy minerals, such as gold, silver, and platinum.

Customers

         One customer, PacifiCorp, accounts for approximately 95% of our revenues at this time.

New Product Offerings

         We did not offer a new product in the past year and we do not expect to introduce any new products in the year ending December 31, 2001.

Patents

         We own one patent, U.S. Patent No. 6,170,768, covering our pneumatic accelerator and granted January 9, 2001. We expect that we will upgrade this patent or file additional applications as developments are made with our technology. We rely upon a combination of patents, copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our future prospects depend in part on our ability to obtain and maintain patent protection for our technology. We also need to continue to preserve our copyrights, trademarks and trade secrets and we must operate without infringing the proprietary rights of third parties.

         We cannot guarantee that any of our future patent applications will result in issued patents, nor can we assure that we will develop more proprietary technologies that are patentable. Patents issued to strategic may not provide a basis for commercially viable products or may not provide any competitive advantages. Third parties could challenge our patents. The patents of others could limit our ability to use certain processes or technologies. Any of these situations could have a material adverse effect on our ability to do business. Furthermore, patent law relating to the scope of claims is still evolving in the technology fields in which we operate. As a result, the degree of future protection for our proprietary rights is uncertain. We cannot prevent others from independently developing similar or alternative technologies, duplicating any of our technologies, or, if patents are issued to us, designing around our patented technologies. We could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits against possible infringers of our patent rights.

         Others may have filed and in the future are likely to file patent applications that are similar or identical to ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. Such proceedings could result in substantial cost to us. We cannot ensure that any such third-party patent application will not have priority over ours. Additionally, the laws of certain foreign countries may not protect our patent and other intellectual property rights to the same extent as the laws of the United States.

         Our future prospects also depend in part on our neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. We cannot guarantee that we will not infringe the patents, licenses or other proprietary rights of third parties. We could in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against our strategic partners or us that claim damages and seek to enjoin commercial activities relating to the affected products and processes could subject us to potential liability for damages. Such legal actions could also require our strategic partners or us to obtain a license in order to continue to manufacture or market the affected products and processes. We cannot ensure that our strategic partners or we would prevail in any such action. We cannot ensure that any license, including licenses proposed by third parties, required under any such patent would be available on terms that are commercially acceptable, if at all. We have not conducted an exhaustive patent search and we cannot ensure that patents do not exist or could not be filed that would have a material adverse effect on our ability to develop and market our products. If we become involved in such litigation, it could consume a substantial portion of our managerial and financial resources, which would have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners.

         The enactment of legislation implementing the General Agreement on Trade and Tariffs, effective June 8, 1995, has changed certain United States patent laws. Most notably, the term of patent protection for patent applications filed on or after that date is no longer a period of 17 years from the date of grant. The new term of United States patents begins on the date of issuance and terminates 20 years after the effective date of filing. This change in the law could substantially shorten the term of our patent protection, which may adversely affect our patent position.

         We attempt to control the disclosure and use of our proprietary technology, know-how and trade secrets under agreements with the parties involved. However, we cannot ensure that others will honor all confidentiality agreements. We cannot prevent others from independently developing similar or superior technology, nor can we prevent disputes that could arise concerning the ownership of intellectual property.

Government Regulation

         We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to business generally, export control laws, and laws or regulations directly applicable to the industry. We will be required to ensure the enforcement of the Occupational and Health Administration (OSHA) regulations.

         We believe that we will be able to comply in all material respects with the laws and regulations governing the industry, and that such laws will not have a material effect on our operations. However, various federal and state agencies may propose new legislation that may adversely affect our business, financial condition and results of operations. We are not aware of any probable government regulations that may adversely affect our business.

Research and Development Activities

         Our success and ability to compete will be dependent in part on the protection of our existing and potential patents, trademarks, trade names, service marks, and other proprietary rights. Thus, a majority of our Research and Development efforts has been focused on product development, testing, and patent application

         We seek to continue developing our products internally through research and development or if appropriate, through strategic partnerships. We expect, however, that if we can purchase or license products, services, or technologies from third parties at a reasonable cost, we will do so in order to avoid the time and expense involved in developing such products, services, or technologies.

Employees

         As of December 31, 2000, we had five full-time employees, one part-time employee, and three consultants and advisors. There are no organized labor agreements or union agreements between Terra Systems and our employees. We believe that our relations with our employees are good.

Risk Factors

         Our business is subject to specific risk factors that affect our results of operations and financial condition. Many of these factors are outside our control. These risks include the following:

         Our limited operating history makes it difficult to predict future results. We have a limited operating history on which to base estimates for future performance. Although we expect that ongoing negotiations with potential clients may result in the finalization of feasibility study and licensing agreements that would result in revenues and cash flows, there is no assurance that we will be successful in those negotiations. On a long-term basis, we expect to structure licensing agreements to result in up-front licensing fees with subsequent revenues to be generated by royalties or similar payments over time. If these events do not generate sufficient cash flows to cover operating expenditures, we may be required to scale back or cease our business activities.

         We will require additional funding to continue our business. We may need to obtain additional financing if we are unable to realize sales of our services or collect accounts receivable. We may incur additional indebtedness from time to time to finance acquisitions, provide for working capital or capital expenditures, or for other purposes. Furthermore, our ability to pay cash dividends on, and to satisfy redemption obligations in respect of our outstanding common stock will be primarily dependent upon the future financial and operating performance of the company. That performance is dependent upon financial, business, and other general economic factors, many of which are beyond our control. If we are unable to generate sufficient cash flow to meet our future debt service obligations or provide adequate long-term liquidity, we will be required to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing debt, selling assets or operations, or raising equity capital. There can be no assurance that such alternatives could be accomplished on satisfactory terms, if at all, or in a timely manner.

         Technological and other developments in our markets may render our technologies and products obsolete or limit our ability to penetrate our key markets. Technological change, continuing process development, and new product introductions may affect the markets for our products. Our success will depend, in part, upon our continued ability to manufacture products that meet changing customer needs, successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis and enhance and expand our existing product offerings. Current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of our products. We have invested and continue to invest substantial resources in research and development in an effort to improve upon our existing processes. However, there can be no assurance that our process development efforts will be successful or that the emergence of new technologies, industry standards, or customer requirements will not render our technology, equipment, or processes obsolete or uncompetitive. Any failure or delay in accomplishing these goals could have a material adverse effect on our business, results of operations, and financial condition. In addition, to the extent that we determine that new manufacturing equipment or processes are required to remain competitive, the acquisition and implementation of the technologies, equipment, and processes required are likely to require significant capital investment.

         Our reliance upon intellectual property licenses from third parties limits the control we have over certain aspects of our business and may increase the expense of doing business, which would reduce profitability. In addition, the possibility of infringing upon the intellectual property rights of third parties may result in litigation and divert the attention of our management, adversely affecting our business. Terra Systems, Inc. may rely on certain intellectual property licenses from third parties, and may be required to license additional products or services in the future, for use in the general operations of our business plan. We cannot assure that these third party licenses will be available or will continue to be available to us on acceptable term, if at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on our business, financial condition, or operating results. In addition, policing unauthorized use of our proprietary and other intellectual property rights could be expensive if not difficult or impossible.

         Additionally, we cannot guarantee that third parties will not bring claims of copyright or trademark infringement against us or claim that certain aspects of our processes or other features violates a patent they may hold. There can be no assurance that third parties will not claim that we have misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, or require us to enter into costly royalty or licensing arrangements. These potentialities could have a material adverse effect on our business, financial condition, or operating results.

         We are dependent upon the experience and expertise of our management and the loss of any one of certain of our executive officers or key employees would adversely affect our business and results of operations. Our success depends upon the efforts, abilities, and expertise of our executive officers and other key employees, including our Chief Executive Officer, President, Secretary/Treasurer, Consultants, and Research and Development personnel. The loss of the services of such individuals and/or other key individuals could have a material adverse effect on our business, results of operations, or financial condition.

Item 2.  Description of Property

         Our corporate headquarters are located at 5912 West 11600 South, Payson, Utah 84651. We have use of this space through a lease arrangement from Spring Lake Company, a related party. The terms of this lease are for $4,120 per month on a month-to-month basis. The lease expires on July 1, 2003. This facility consists of approximately 20,000 square feet of office and warehouse space in the main building, and approximately 10,000 feet of additional warehouse and storage in an unattached building on approximately 3.2 acres of land. We do not have any present plans for the renovation, improvement, or development of this property. We have entered into a capital lease agreement with Spring Lake Company to acquire plant equipment at a total of $423,594. This lease expires March 2002. The monthly payment is approximately $13,528. We also have acquired office equipment at a cost of $70,678 and additional plant equipment at a cost of $193,152, and we own an automobile valued at $22,000 and software valued at $10,380.

Item 3.  Legal Proceedings

         Terra Systems and certain of our executive officers or directors are involved in a single litigation matter as discussed in this Item 3.

         This matter is Civil No. 97-0400506, pending in the District Court for the Fourth Judicial District in and for Utah County, State Of Utah. The parties to this action are Terra Systems, Inc., a Utah corporation, Terra Merger Subsidiary, Inc., a Utah corporation; Kent Harmon, an individual, and Clayton Timothy, an individual, Plaintiffs, v. Wayne Hanson, an individual, Howard H. Hucks, an individual and Trustee of CHT Holding Trust; Valgene Blackburn, an individual, and CHT Holding Trust, Defendants. We filed a complaint against a former director and officer and other stockholders and alleged that they had engaged in improper conduct and misrepresentations concerning their qualifications and intentions to obtain a significant number of shares of common stock. We are seeking a declaration by the court that none of the defendants has any right, title to, or ownership of the common stock originally issued to them. The defendants claim that the company and certain of its officers have engaged in fraudulent and conspiratorial conduct and defendants filed a counterclaim seeking (1) dismissal of our complaint, (2) an unspecified amount of damages resulting from our refusal on March 1, 1997 to tender shares to the defendants that they allege that they had the right to sell, (3) the removal of certain restrictions on the common stock, (4) money damages of $60,000 for breach of an employment contract and interest, and compensatory damages and punitive damages in unspecified amounts, and together with attorney fees.

         On October 9, 1999, the Court entered a partial summary judgment against one of the defendants in our favor on all of our claims. The Court found that the issues of damages and an award of reasonable attorney's fees, and expenses incurred in connection with the case would be determined at a future date. The Court also found that Terra Systems is entitled to a partial summary judgment against the defendant for securities fraud, including rescission and restitution of the issuance of 1,000,000 shares of common stock and additional damages to be determined in further proceedings before the Court. The amount of damages to be awarded has not yet been determined.

         We have denied the allegations raised in the counterclaim filed by the defendants and we will vigorously defend against the counterclaim and continue to pursue our claims and actions against all of the defendants. This litigation is still in the discovery phase and the ultimate outcome cannot presently be determined.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to the shareholders for a vote during the fourth quarter of the year ended December 31, 2000.

                                     Part II

Item 5.  Market For Common Equity And Related Stockholder Matters

Market For Common Stock

         Our common stock, par value $0.001 per share (the "Common Stock"), is traded in the Electronic OTC Bulletin Board under the symbol "TSYI."

         The following table contains information about the range of high and low bid prices for the common stock for each full quarterly period within the two most recent fiscal years, based upon reports of transactions on the Electronic OTC Bulletin Board (and giving effect to all stock splits occurring during that period or prior to the issuance of this report):

                               High            Low
        2000
        1st Quarter              $0.81        $0.38
        2nd Quarter              $0.60        $0.25
        3rd Quarter              $0.38        $0.17
        4th Quarter              $0.72        $0.22

        1999
        1st Quarter              $0.65        $0.63
        2nd Quarter              $0.88        $0.22
        3rd Quarter              $1.13        $0.50
        4th Quarter              $0.88        $0.38

         The source of these high and low prices was the Electronic OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

         The market price of the common stock is subject to significant fluctuations in response to variations in the our quarterly operating results, general trends in the market for our technologies, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On February 27, 2000, the closing bid price of the common stock as reported by the Electronic OTC Bulletin Board was $0.52 per share.

Holders

         As of December 31, 2000 there were approximately 242 stockholders of record of our common stock.

Dividend Policy

         We have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future.

Sales of Unregistered Securities

         The following sets forth certain information for all securities we sold during the past three years without registration under the Securities Act.

1998

         In 1998, we issued 33,000 shares of common stock at a price of $.30 per share for proceeds of $10,000; 27,900 shares at a price of $.3185 per share for proceeds of $8,887; 90,000 shares at a price of $.33 per share for proceeds of $29,700; 89,739 shares at a price of $.36 per share for proceeds of $32,632; 160,000 shares at a price of $.50 per share for proceeds of $80,000; 125,000 shares at a price of $.60 per share for proceeds of $75,000; 121,609 shares at a price of $.73 per share for proceeds of $ 88,883; 43,479 shares at a price of $.75 per share for proceeds of $32,609; and 25,000 shares at a price of $.80 per share for proceeds of $20,000. In each instance, the purchasers of these securities were accredited or sophisticated investors, and each of them was afforded complete access to all of our books and records prior to their investment.

1999

         In 1999, we issued 220,000 shares of common stock at a price of $.25 per share for proceeds of $55,460; 125,000 shares at a price of $.40 per share for proceeds of $50,000; and 360,000 shares at a price of $.50 per share for proceeds of $180,000. In each instance, the purchasers of these securities were accredited or sophisticated investors, and each of them was afforded complete access to all of our books and records prior to their investment. We also issued 200,000 shares for the retirement of accounts payable to a related party, valued at $50,000 or $0.25 per share. On January 12, 1999, we issued stock options to five individual shareholders totaling 2,250,000 shares of common stock at a price of $0.20 per share. As of year-end December 31, 1999, we issued 166,286 shares of common stock at a price of $.50; 50,000 shares at a price of $.60; and 43,000 shares at a price of $.70 for consulting services. In addition, during the twelve months ended December 31, 2000, we issued 197,400 shares at a price of $.25; 99,338 shares at a price of $.39, 62,920 shares at a price of $.48; 60,000 shares at a price of $.50; and 15,000 shares at a price of $1.00 for consulting services.

2000

         During the twelve months ended December 31, 2000, we issued 343,340 shares of common stock at a price of $.25 per share for proceeds of $85,835 and 33,333 shares at a price of $.30 per share for proceeds of $10,000.00. In each instance, the purchasers of these securities were accredited or sophisticated investors, and each of them were afforded complete access to all of our books and records prior to their investment. During the same period we issued 500,000 shares of common stock upon conversion of notes payable to a related party in the amount of $100,000 or $0.20 per share.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

         This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by these forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

         The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and change in the regulation of our industry. You should also review the "Risk Factors" contained in Item 1 of this Report.

         There may be other risks and circumstances that we are unable to predict. When used in this Annual Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

         Terra Systems was incorporated in Utah on February 16, 1996 and is a development-stage company. Our primary business is the development and commercialization of our patented pneumatic accelerator. This device is a gas linear particle accelerator that conveys and processes bulk materials at high velocity in a particle isolate state, using air as the medium of movement. This technology operates efficiently at ambient temperatures and at low pressures and does not use water, the generally more costly traditional alternative for processing bulk materials. We believe that most if not all organic and inorganic bulk materials used in basic industries (such as coal, gypsum, black sands, corn, rice, and wheat) can be more economically separated and classified by our dry-process technology. This capability facilitates a number of associated procedures, including: drying, micropulverizing, mixing, forming, conveying, and loading. In addition, bulk materials can be beneficiated in important ways including moisture reduction, ash reduction, Btu enhancement, and electro-customization. Our system can perform multiple tasks, needs less maintenance, requires no chemical additives, and can improve the surrounding environmental quality.

Results of Operations

         In the approximately 58 months ended December 31, 2000 we have incurred $6,730,927 in net losses and $340,187 in revenues from operations. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Currently, the primary source of capital has been through the issuance of common stock and the exercise of stock options to XCEL Associates, Inc. under an agreement dated March 29, 2000. XCEL has also been engaged to provide business management and marketing consultation services, including the review of our business plan, preparation of a company profile, recommendation of the company to various retail brokers, analysts, and institutional investors and bankers.

         During the year ended December 31, 2000, we had sales revenues of $340,187. During the year then ended we devoted our efforts primarily to developing our products and services, implementing our business strategy and raising working capital through equity financing. Our revenues are primarily dependent upon our ability to cost-effectively and efficiently develop and market our products and services. Our priorities for the next year are to:

        o Continue marketing our services;
        o Develop strategic relationships;
        o Respond to competitive developments; and
        o Establish our brand identity.

         Realization of sales of our products and services during the year ending December 31, 2001 is vital to operations. We may not be able to continue as a going concern without realizing additional sales or raising additional capital. We cannot guarantee that we will be able to compete successfully or that the competitive pressures we may face will not have a material adverse effect on our business, results of operations and financial condition. Additionally, a superior competitive product could force us out of business.

         While we have been able to generate testing and product development revenues during the year ended December 31, 2000, we have been limited in the scope of potential clients that could be contacted until our patent application had been approved. In January 2001, we received notification that we had been awarded a patent on our Pneumatic Accelerator. We expect that this will enhance our ability to pursue and enter into project development contracts.

         A substantial percentage of our revenue in 2000 was derived from work performed for PacifiCorp / Interwest Mining. The agreed upon testing was completed by late 1999, and we began negotiating additional testing and contract formulation with management at PacifiCorp. Early in 2000, Scottish Power acquired PacifiCorp, and as a result discussions were temporarily halted. In the late summer of 2000 discussions were resumed; however, our management staff and consultants have had to devote considerable time and effort in the "reintroduction" of themselves and our system to new management from Scottish Power. We anticipate that we will be able to begin pursuit of a licensing agreement with PacifiCorp in the near future.

         Our net loss for the twelve months ended December 31, 2000 was approximately $1,520,209, compared to a net loss for the year ended December 1999 of approximately $1,229,863. The net loss in 2000 was primarily attributable to lower than expected revenues from sales of our products and services. Our expenses for the twelve months ended December 31, 2000 were approximately $1,439,739, of which approximately 81% were general and administrative. Our expenses for the year ended December 31, 1999 were approximately $1,143,992, of which approximately 79% were general and administrative. For the twelve months ended December 31, 2000, the depreciation and amortization expense was $124,910 compared to depreciation and amortization expense of $125,823 in 1999.

         Since 1997, we have realized minimal revenues while incurring normal fixed overhead and debt service costs. This operating trend is projected to continue for at least the remaining period of fiscal 2001 if we are unable to obtain a signed contract with a client.

         During the year ended December 31, 2000, all elements of income and loss arose from continuing operations.

Future Business

         We see opportunities for our technology and business in an array of large industries, including power generation, agriculture, mining, environment, construction, ceramics, and materials transportation. We anticipate that we will generate revenues through fees, royalties, and profit-sharing from licensing of our technology.

         We are continuing discussions with PacifiCorp and General Electric regarding pulverized coal processing for the utility industry. We have been working closely with management and engineering personnel from these two companies in the preliminary product design and development stages. A major objective of the proposed strategic business alliance with these entities will be to design a system that has the ability to produce low ash, low moisture, and ultra fine coal, which enhance the combustion process and reduce unburned carbon and NOx emissions.

         In October 2000, we led a successful initial presentation to P.S.G. LLC ("Product Services Group"), who contracts with Morrison-Knudsen. The proposed project would involve the clean up of a low-level radioactive waste site. In November 2000, a follow-up presentation was made in Denver, Colorado to Morrison-Knudsen Corp. In this presentation, we proposed a total bulk handling system that would extract, transport, pulverize, treat, bind, and load-out into containment the low-level radioactive material. Originally it was anticipated that engineering and feasibility funds would be made available to us upon project approval in November of 2000. However, ongoing litigation between Morrison-Knudsen and a general government contractor has delayed its decision-making capability for our transaction. At this time, we anticipate a resolution to this lawsuit by the end of the second quarter, 2001.

Liquidity and Capital Resources

         Given our current negative cash flows, it will be difficult for Terra Systems to continue as a going concern. While recent developments regarding patent issuance will allow us to more aggressively pursue revenue, and cash, generating contracts, it may be necessary to raise additional funds or reduce cash expenditures in the next 12 months. Funds could be generated through the issuance of additional stock or through the sale of existing plant and office equipment. Cash expenditures could be eased through a reduction in overhead costs, including but not limited to labor and associated employee benefits.

         Our audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. Our independent public accountants have issued their report dated March 5, 2001, that includes an explanatory paragraph stating that our recurring losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern. Our product line is limited and it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If additional financing cannot be obtained, we may be required to scale back or discontinue operations. Even if additional financing is available there can be no assurance that it will be on terms favorable to us. In any event, such financing will result in immediate and possibly substantial dilution to existing shareholders.

New Accounting Standards

         The Financial Accounting Standards Board has issued standards that mandate the accounting for derivative financial instruments, effective December 31, 2000. These standards require that all of our derivative financial instruments be recorded on our consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive earnings. How the derivative is recorded depends upon whether it is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings are reclassified as earnings in the periods during which earnings are affected by the hedged item. Adoption of these new standards as of the fiscal year beginning December 31, 2000 resulted in a cumulative effect of a change in accounting principle that was not significant. The adoption did not have a material adverse effect on our assets and liabilities and we do not expect it to have a material effect on our results of operations in subsequent periods.

         During 2000, the EITF issued a pronouncement addressing the recognition, measurement and statement of earnings classification for certain sales incentives. The pronouncement will be effective in the second quarter of 2001. As a result, certain items previously included in marketing, administration and research costs on our consolidated statements of earnings will be recorded as reductions of operating revenue. Upon adoption, we will reclassify prior period amounts to conform to the new requirements. Due to anticipated additional consideration of this pronouncement by the EITF, we are currently unable to quantify the impact of adoption. We presently expect that adoption and subsequent application of this pronouncement will not have a material effect on our financial position or results of operations. The EITF also issued a pronouncement addressing the statement of earnings classification of shipping and handling costs billed to vendors. This pronouncement was effective for the fourth quarter of 2000, but did not have an impact on our combined financial statements.

         In the first quarter of 2001, the Financial Accounting Standards Board issued an Exposure Draft related to business combinations. If the final rules are adopted as proposed, as of July 1, 2001, we will no longer be required to amortize our goodwill as a charge to earnings. In addition, we will be required to periodically review our goodwill for potential impairment. If an impairment is found to exist, a charge will be taken against earnings in our combined statement of earnings. We cannot currently determine the amount of an impairment charge, if any that would be recorded upon adoption.

Item 7.  Financial Statements

         Our financial statements for the years ended December 31, 1999 and 2000 are attached and included as a part of this report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         At December 31, 2000, the names and positions of our directors, executive officers, and significant employees were as follows:

         Name                   Age               Position                          Term
         Clayton Timothy        53    Chief Executive Officer          Since October of 1996
         L. Kent Harmon         46    President                        Since February of 1996
         Lloyd McEwan           72    Secretary/Treasurer              Since October of 1996
         Leonard Howe           42    Technical Development            Since February of 1996
         Robert Underwood       57    Director and Consultant          Since January of 1999

         Clayton Timothy, Chief Executive Officer- Mr. Timothy is the Chairman of the Board of Directors and as our Chief Executive Officer. He has held those positions since October 1996. Prior to joining Terra Systems, Mr. Timothy was Vice President of Industrial Management and Engineering in Lehi, Utah. He was responsible for corporate marketing and coordination of all projects. From 1990 to 1994, he was Executive Vice President and Director of COVOL Environment Technologies of Lehi, Utah.

         L. Kent Harmon, President- Mr. Harmon is a member of the Board of Directors and as our President. He has held these positions since October of 1996. Prior to his employment with Terra Systems he was President of Metredyne Imaging Services in Buena Park, California. Metredyne created and marketed diagnostic systems that quantified the extent of physical impairment caused by work related injuries.

         Lloyd McEwan, Secretary and Treasurer- Mr. McEwan is a member of the Board of Directors and our Secretary and Treasurer. Prior to his employment with Terra Systems in 1996, he was the principal owner of State, Inc., which is a construction company specializing in metals, mining, electrical utility and petroleum refinery industries. He has over 40 years of management experience in this field.

         Leonard Howe, Technical Development - Mr. Howe has provided our technical development since inception. He has been actively involved in the research and development of our technology, patent filing, and feasibility testing. Before his employment with Terra Systems, Mr. Howe worked in the gold mining industry.

         Robert Underwood, Consultant- Mr. Underwood has served on the Board of Directors since January 1999. He also serves as a Consultant to the company.
Prior to joining Terra Systems, Mr. Underwood worked for 27 years in the commercial banking industry as Vice President and Manager for First Security Bank of Utah, NA. He received his BA from Brigham Young University in Economics and Language and his MBA in Finance from the University of Utah. In addition he was an instructor of Economics at BYU and for the American Institute of Banking for eleven years.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of those reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2000, our officers, directors and greater than ten-percent beneficial owners complied with all Section 16(a) filing requirements for the year ended December 31, 2000.

Item 10.  Executive Compensation

         The following table discloses compensation we during the year ended December 31, 2000 to our Chief Executive Officer. None of our other executive officers were paid compensation for the year ended December 31, 2000 in excess of $100,000.

Summary Compensation Table


    Name and Principal Position                           Salary                Bonus       All Other Compensation
                                       Years                ($)                  ($)                 ($)

  Clayton Timothy, Chief Executive     1998-
              Officer                  2000        $60,000 per annum (1)         $0                   $0



(1) Mr. Timothy's salary has been accrued as a liability of the company. Due to our limited revenues, no salary payment was made to Mr. Timothy during the period indicated.

Stock Options Granted In Last Fiscal Year

         There were no stock options granted in the last fiscal year.

Compensation of Directors

         Directors who also serve as executive officers do not receive any additional compensation for their services as directors. Non-employee directors are paid an annual fee of $60,000 for service as a board member.

Employment Agreements

         We do not have employment agreements with our executive officers.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of December 31, 2000, with respect to the beneficial ownership of our common stock by: (i) all persons known by us to be beneficial owners of more than 5% of the common stock,
(ii) each  director,  and (iii) by all  executive  officers  and  directors as a group.

   ---------------------------------- --------------------------------- ----------------- --------------------
                                                                             Shares
                                                                          Beneficially       Percentage of
              Shareholder                   Nature of Ownership              Owned             Ownership
   ---------------------------------- --------------------------------- ----------------- --------------------
   Clayton Timothy                    Chief Executive Officer,           1,600,000                8.83%
                                      Director, 5% Shareholder
   ---------------------------------- --------------------------------- ----------------- --------------------
   L. Kent Harmon                     President, Director                  550,000                3.04%

   ---------------------------------- --------------------------------- ----------------- --------------------
   Lloyd McEwan                       Secretary, Treasurer, Director,    1,525,000                8.42%
                                      5% Shareholder
   ---------------------------------- --------------------------------- ----------------- --------------------
   Robert Underwood                   Director                             267,367                1.48%
   ---------------------------------- --------------------------------- ----------------- --------------------
   CHT Holding Trust*                 5% Shareholder                     2,505,000               13.83
   ---------------------------------- --------------------------------- ----------------- --------------------
   All Executive Officers and                                            3,942,367               20.69%
   Directors as a Group (4 persons)
   ---------------------------------- --------------------------------- ----------------- --------------------


Item 12.  Certain Relationships And Related Transactions

         In July 1996, we entered into an operating lease with Spring Lake Company, a company under common ownership. This lease expires June 30, 2003. Amounts paid under the lease totaled approximately $12,360 in 1999 and $20,600 in 2000. In October 1996, Terra entered into a capital lease with Spring Lake Company. The lease runs through March 2002. Amounts paid under the lease in 1999 were $44,175, and in 2000 the company paid $51,187 under this obligation. The principals of Spring Lake Company are Clayton Timothy and Lloyd McEwan. Both of these individuals are also executive officers and directors of Terra Systems. For further discussion and analysis of these transactions, see Notes 2, 4, and 9 to Financial Statements included in this report.

Item 13.  Exhibits And Reports On Form 8-K

(a)       Exhibits:

     A list of exhibits required to be filed as part of this annual report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)      Reports on Form 8-K:

     We did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

                                   Signatures

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TERRA SYSTEMS, INC.


                                                By:    s/ Clayton Timothy
                                                    ----------------------------
                                                       Clayton Timothy, CEO


                                                Date:    3/29/01
                                                       -------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                           By:     /s/ L. Kent Harmon
                               -------------------------------------------------
                                  L. Kent Harmon, President and Director


                           Date:        3/29/01
                                  ----------------------------------------------



                           By:     /s/ Lloyd McEwan
                               -------------------------------------------------
                                   Lloyd McEwan, Secretary / Treasurer
                                   and Director


                           Date:        3/29/01
                                  ----------------------------------------------



                           By:     /s/ Robert Underwood
                                ------------------------------------------------
                                  Robert Underwood, Director


                           Date:         3/29/01
                                  ----------------------------------------------

Index To Exhibits

Exhibit
Number   Name And/Or Identification Of Exhibit

  2    Merger Agreement                                         Rendered as
                                                                Previously Filed
  3    Articles of Incorporation & By-Laws
         (a)  Articles of Incorporation filed May 1, 1996
         (b)  By-Laws of the Company adopted October 7, 1997    Previously Filed

 10    Material Contracts
         Agreement between Terra Systems, Inc. & XCEL
         Associates, Inc.                                       Previously Filed

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)









               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS









                           December 31, 2000 and 1999


                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)


                                TABLE OF CONTENTS


                                                                            Page

Report of Independent Certified Public Accountants F-1

Financial Statements:

    Consolidated Balance Sheets - December 31, 2000 and 1999                F-2

    Consolidated  Statements  of  Operations  for the Years  Ended
     December 31, 2000 and 1999, and for the  Cumulative  Period
     February 17, 1996 (Date of Inception)
     through December 31, 2000                                              F-3

    Consolidated Statements of Stockholders' Equity (Deficit)
     for the Period February 17, 1996 (Date of Inception)
      through December 31, 2000                                             F-4

    Consolidated  Statements  of Cash  Flows for the  Years  Ended
     December 31, 2000 and 1999, and for the  Cumulative  Period
     February 17, 1996 (Date of Inception)
     through December 31, 2000                                              F-7

Notes to Consolidated Financial Statements                                  F-8

HANSEN, BARNETT & MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS

                                                          (801) 532-2200
    Member of AICPA Division of Firms                    Fax (801) 532-7944
            Member of SECPS                        345 East Broadway, Suite 200
    Member of Summit International Associates    Salt Lake City, Utah 84111-2693



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Terra Systems, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Terra Systems, Inc. and subsidiary (collectively a development stage company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999, and for the cumulative period from February 17, 1996 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Systems, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, and for the cumulative period from February 17, 1996 (date of inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in the development and commercialization of a pneumatic conveyance system to handle materials in a bulk state. As discussed in Note 1 to the consolidated financial statements, the Company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                       HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 5, 2001

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                            December 31,
                                                     2000             1999
                                                 -------------    -------------
Current Assets
      Cash                                       $       4,839    $       1,429
      Receivables                                        7,440            5,075
                                                 -------------    -------------
           Total Current Assets                         12,279            6,504
                                                 -------------    -------------

Property and Equipment
      Leasehold improvements                           331,642          331,642
      Furniture and equipment                          687,424          687,424
      Trucks and automobiles                            22,000           22,000
      Software                                          10,380           10,380
      Less: Accumulated depreciation                  (534,910)        (410,000)
                                                 -------------    -------------
           Net Property and Equipment                  516,536          641,446
                                                 -------------    -------------

Total Assets                                     $     528,815    $     647,950
                                                 =============    =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts payable                                                            $     355,015    $     316,183
      Accounts payable to related party                                                 304,627          200,175
      Accrued liabilities                                                               726,260          542,224
      Accrued interest payable                                                          267,256          192,946
      Notes payable to stockholders - current portion                                    79,088               -
      Capital lease obligation - current portion                                        248,432          178,210
                                                                                  -------------    -------------
           Total Current Liabilities                                                  1,980,678        1,429,738
                                                                                  -------------    -------------

Long-Term Liabilities
      Notes payable to stockholders - net of current portion                            577,429          756,517
      Capital lease obligation - net of current portion                                   3,331           95,580
                                                                                  -------------    -------------
           Total Long-Term Liabilities                                                  580,760          852,097
                                                                                  -------------    -------------

Stockholders' Deficit
      Common stock,  $0.001 par value;  100,000,000  shares  authorized;  shares outstanding:
           December 31, 2000 - 18,114,131 shares,
           December 31, 1999 - 15,827,800 shares                                         18,114           15,828
      Additional paid-in capital                                                      4,689,448        3,589,098
      Deficit accumulated during the development stage                               (6,730,927)      (5,210,718)
      Deferred compensation                                                              (9,258)         (28,093)
                                                                                  -------------    -------------
           Total Stockholders' Deficit                                               (2,032,623)      (1,633,885)
                                                                                  -------------    -------------

Total Liabilities and Stockholders' Deficit                                       $     528,815    $     647,950
                                                                                  =============    =============

  The  accompanying  notes are an integral  part of these financial statements.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                   Cumulative
                                                                                                 For the Period
                                                                                                   February 17,
                                                                                                 1996 (Inception)
                                                        For the Year Ended                          Through
                                                            December 31,                         December 31,
                                         -----------------------------------------------
                                              2000                             1999                    2000
                                         ----------------               ----------------         ---------------

Revenues                                 $         10,515               $        159,705         $       340,187

Cost of Revenues                                    2,744                        144,950                 307,805
                                         ----------------               ----------------         ---------------

    Gross Profit                                    7,771                         14,755                  32,382
                                         ----------------               ----------------         ---------------

Expenses
    Research and development                      147,340                        122,518               1,339,652
    General and administrative                  1,167,489                        895,651               4,393,078
    Depreciation and amortization                 124,910                        125,823                 540,891
                                         ----------------               ----------------         ---------------

       Total Expenses                           1,439,739                      1,143,992               6,273,621
                                         ----------------               ----------------         ---------------

Loss from Operations                           (1,431,968)                    (1,129,237)             (6,241,239)
                                         ----------------               ----------------         ---------------

Nonoperating Income/(Expenses)
       Interest expense                           (88,241)                      (100,643)               (385,722)
       Interest income                                  -                              17                  1,705
       Loss on sale of security                         -                              -                 (99,000)
       Loss on sale of assets                           -                              -                  (6,671)
                                         ----------------               ----------------         ---------------

       Net Nonoperating Expenses                  (88,241)                      (100,626)               (489,688)
                                         ----------------               ----------------         ---------------

Net Loss                                 $     (1,520,209)              $     (1,229,863)        $    (6,730,927)
                                         ================               ================         ===============

Basic and Diluted Loss
   Per Share                             $          (0.09)              $          (0.08)
                                         ================               ================

Weighted Average Shares
   Outstanding                                 16,913,157                     15,342,540
                                         ================               ================



 The  accompanying  notes are an integral  part of these financial statements.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                                Deficit
                                                 Common Stock                                 Accumulated
                                            ------------------------   Additional   Common     During the    Deferred  Total
                                             Number of                  Paid-In    Stock Sub-  Development   Compen-   Stockholders'
                                              Shares        Amount      Capital    criptions     Stage         sation     Deficit
                                            ----------   -----------  ------------ ---------   -----------  ---------- -------------

Balance - February 17, 1996 (Inception)              -   $         -  $         -  $      -   $         -   $      -   $          -

March 1996 - $0.00 per share                48,000,000        48,000      (47,520)        -             -          -            480
Shares issued to acquire
   Xullux - May 1996-$0.00 per share         2,955,000         2,955       (2,955)        -             -          -              -
Common stock subscriptions - July
   1996 through September 1996                       -             -            -   196,000             -          -        196,000
Stock issued for cash:
   September 1996 - $0.80 to $1.00 per share   706,500           707      667,793    10,000             -          -        678,500
   October 1996 - $0.80 per share              350,000           350      279,650         -             -          -        280,000
   November 1996 - $1.75 per share              12,000            12       20,988         -             -          -         21,000
   December 1996 - $1.75 to $2.00 per share     57,500            58      103,692         -             -          -        103,750
   January 1997 - $1.00 to $1.75 per share     126,000           126      145,374         -             -          -        145,500
   February 1997 - $1.00 per share             100,000           100       99,900         -             -          -        100,000
   March 1997 - $1.75 per share                 25,413            25       44,448         -             -          -         44,473
   April 1997 - $2.00 per share                  7,500             8       14,992         -             -          -         15,000
   May 1997 - $1.00 per share                  100,000           100       99,900         -             -          -        100,000
   June 1997 - $1.00 per share                  90,000            90       89,910         -             -          -         90,000
   August 1997 - $0.50 to $1.00 per share       70,000            70       44,930         -             -          -         45,000
   October 1997 - $1.00 per share               25,000            25       24,975         -             -          -         25,000
   November 1997 - $0.72 to $0.80 per share    172,399           173      128,243         -             -          -        128,416
   December 1997 - $0.80 per share              84,375            84       67,416         -             -          -         67,500
Stock issued in satisfaction of subscription
      agreements:
   October - December - $0.80 to $1.00 per
      share                                    246,000          245      205,755    (206,000)           -          -              -
   December - $0.76 per share                  231,000           231      174,569   (174,800)           -          -              -
Stock-based compensation for current and
   future services -
   May 1997 - $1.00 per share                   75,000            75       74,850         -             -     (74,925)            -
Stock issued for marketable securities -
   September 1996 - $0.80 per share             19,000            19       15,181   174,800             -          -        190,000
Stock redemptions:
Stock redemption from original investors -
   $0.001 per share                        (36,775,000)      (36,775)          -          -             -          -        (36,775)
Redemption of stock (no consideration)
   - September 1996                         (3,000,000)       (3,000)       3,000         -             -          -              -
Amortization of deferred compensation                -             -            -         -             -      44,955        44,955
Net loss from February 17, 1996 through
   December 31, 1997                                 -             -            -         -    (2,676,648)        -      (2,676,648)
                                            ----------   -----------  -----------  ---------  ------------  ---------  -------------

Balance - December 31, 1997                 13,677,687        13,678    2,255,091         -    (2,676,648)   (29,970)      (437,849)

Stock issued for cash:
   April - $0.50 to $0.73 per share            239,502           240      146,671         -             -          -        146,911
   May - $0.75 to $0.80 per share               38,333            38       29,962         -             -          -         30,000
   June - $0.75 per share                       30,146            30       22,579         -             -          -         22,609
   July - $0.36 to $0.73 per share             236,846           237      119,368         -             -          -        119,605
   August - $0.50 per share                     20,000            20        9,980         -             -          -         10,000
   November - $0.30 to $0.33 per share          78,000            78       24,772         -             -          -         24,850
   December - $0.32 to $0.33 per share          72,900            73       23,664         -             -          -         23,737
Stock-based compensation for current and
   future services March - $1.13               350,000           350      393,400         -             -    (393,750)            -

Amortization of deferred compensation                -             -            -         -             -     275,953       275,953
Net loss for the period                              -             -            -         -    (1,304,207)        -      (1,304,207)
                                            ----------   -----------  -----------  ---------  ------------  ---------  -------------

Balance December 31, 1998                   14,743,414        14,744    3,025,487         -    (3,980,855)  (147,767)    (1,088,391)
                                                                                                                         (Continued)

 The  accompanying  notes are an integral  part of these financial statements.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                                Deficit
                                                 Common Stock                                  Accumulated
                                            ------------------------  Additional   Common      During the    Deferred     Total
                                            Number of                   Paid-In   Stock Sub-   Development    Compen-  Stockholders'
                                             Shares         Amount      Capital   scriptions     Stage        sation      Deficit
                                            ----------   -----------  ----------- ----------  ------------  ---------- -------------

Balance December 31, 1998                  14,743,414    $   14,744   $3,025,487   $      -   $(3,980,855)  $(147,767) $ (1,088,391)

Stock issued for cash:
   January - $0.50 per share                  100,000           100       49,900          -             -          -         50,000
   April - $0.25 per share                     20,000            20        4,980          -             -          -          5,000
   May - $0.50 per share                       20,000            20        9,980          -             -          -         10,000
   June - $0.50 per share                     100,000           100       49,900          -             -          -         50,000
   July - $0.25 per share                     200,000           200       50,260          -             -          -         50,460
   September - $0.40 and $0.50 per share      145,000           145       59,855          -             -          -         60,000
   October - $0.50 per share                   60,000            60       29,940          -             -          -         30,000
   December - $0.50 per share                  60,000            60       29,940          -             -          -         30,000
Stock issued for retirement of debt
   January - $0.25 per share                  200,000           200       49,800          -             -          -         50,000
Stock issued for services
   March - $0.50 per share                    106,286           106       53,083          -             -          -         53,189
   June - $0.50 per share                      60,000            60       29,940          -             -          -         30,000
   September - $0.70 per share                 43,000            43       29,957          -             -          -         30,000
   December - $0.60 per share                  50,000            50       29,950          -             -          -         30,000
Outstanding stock from acquisition of
   Xullux not previously recorded                 100             -            -          -             -          -              -
Deferred compensation relating to grant
   of stock options                                 -             -      179,126          -             -          -        179,126
Stock-based compensation for current and
   future services
    September - $0.97 per share                20,000            20       19,300          -             -     (19,320)            -
Stock redemption from former officer
   December - $1.13 per share                (100,000)         (100)    (112,300)         -             -     112,400             -
Amortization of deferred compensation               -             -            -          -             -      26,594        26,594
Net loss for the period                             -             -            -          -    (1,229,863)        -      (1,229,863)
                                           -----------   -----------  -----------  ---------  ------------  ---------  -------------

Balance - December 31, 1999                15,827,800        15,828    3,589,098          -    (5,210,718)   (28,093)    (1,633,885)

Stock issued for cash:
   January - $0.25 per share                   12,000            12        2,988          -             -          -          3,000
   February - $0.25 per share                  40,000            40        9,960          -             -          -         10,000
   March - $0.25 per share                    139,340           139       34,696          -             -          -         34,835
   April - $0.30 per share                     33,333            33        9,967          -             -          -         10,000
   July - $0.25 per share                      32,000            32        7,968          -             -          -          8,000
   August - $0.25 per share                   120,000           120       29,880          -             -          -         30,000
Stock issued for services
   March - $0.50 per share                     60,000            60       29,940          -             -          -         30,000
   May - $0.48 per share                       62,920            63       29,937          -             -          -         30,000
   July - $1.00 per share                      15,000            15       14,985          -             -          -         15,000
   September - $0.25 per share                122,400           122       29,878          -             -          -         30,000
   October - $0.25 per share                   75,000            75       18,675          -             -          -         18,750
   December - $0.39 per share                  99,338            99       38,901          -             -          -         39,000




  The  accompanying  notes are an integral  part of these financial statements.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                                 Deficit
                                                 Common Stock                                  Accumulated
                                           -------------------------  Additional    Common     During the    Deferred     Total
                                            Number of                  Paid-In    Stock Sub-   Development    Compen-  Stockholders'
                                             Shares         Amount     Capital    scriptions      Stage       sation     Deficit
                                           -----------   -----------  ------------ -----------------------  ---------- -------------

Exercise of Stock Rights
   May - $0.25 per share (cash)               400,000           400       99,600          -             -           -       100,000
   October - $0.25 per share (cash)           300,000           300       59,700          -             -           -        60,000
   November - $0.20 per share (services)      225,000           225       44,775          -             -           -        45,000
   December - $0.20 per share (cash)           75,000            75       14,925          -             -           -        15,000
Exercise of Stock Options
   April - $0.20 per share (conversion
            of debt)                          500,000           500       99,500          -             -           -       100,000
   December - $0.20 per share (cash)           25,000            25        4,975          -             -           -         5,000
Stock redemption from former officer
   March - $1.13 per share                    (50,000)          (50)     (56,150)         -             -      56,200             -
Consulting expense relating to grant of
   stock right                                      -             -      575,250          -             -           -       575,250
Amortization of deferred compensation               -             -            -          -             -     (37,365)      (37,365)
Net loss for the period                             -             -            -          -    (1,520,209)          -    (1,520,209)
                                           -----------   -----------  -----------  ---------  ------------  ---------- -------------

Balance - December 31, 2000                18,114,131    $   18,114   $4,689,448   $      -   $(6,730,927) $  (9,258)  $ (2,032,623)
                                           ===========   ===========  ===========  =========  ============  =========  =============

  The  accompanying  notes are an integral  part of these financial statements.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         Cumulative
                                                                                                       For the Period
                                                                                                        February 17,
                                                                                                      1996 (Inception)
                                                                         For the Year Ended              Through
                                                                            December 31,                December 31,
                                                                -----------------------------------
                                                                     2000                1999               2000
                                                                ----------------    ---------------   ----------------
Cash Flows From Operating Activities
     Net loss                                                   $    (1,520,209)    $   (1,229,863)   $    (6,730,927)
     Adjustments to reconcile net loss to net cash used by
       operating activities:
        Depreciation and amortization                                   124,910            125,823            540,891
        Loss on sale of investment securities                                --                 --             99,000
        Loss on sale of assets                                               --                 --              6,671
        Compensation paid with common stock and
           options net of forfeitures                                   745,635            205,720          1,272,263
        Changes in current assets and liabilities:
           Receivables                                                   (2,365)            17,236             (7,440)
           Prepaid expenses                                                                  1,259                 --
           Accounts payable                                              38,832            336,517            573,272
           Accounts payable - related party                             104,453             55,639            278,840
           Accrued liabilities                                          184,036            141,142            726,361
           Accrued interest payable                                      74,310             86,128            267,256
                                                                ----------------    ---------------   ----------------

        Net Cash Used by Operating Activities                          (250,398)          (260,399)        (2,973,813)
                                                                ----------------    ---------------   ----------------

Cash Flows From Investing Activities
     Purchase of equipment                                                   --               (106)          (662,464)
     Organization costs paid                                                 --                 --             (4,755)
     Proceeds from sale of assets                                            --                 --            117,715
                                                                ----------------    ---------------   ----------------

        Net Cash Used by Investing Activities                                --               (106)          (549,504)
                                                                ----------------    ---------------   ----------------

Cash Flows From Financing Activities
     Proceeds from borrowings - stockholders                                 --                 --            870,111
     Payments on borrowings -  stockholders                                  --             (5,000)          (149,750)
     Proceeds from stock issuance and  subscriptions                    275,835            285,460          2,979,626
     Payments on capital leases                                         (22,027)           (23,025)          (171,831)
                                                                ----------------    ---------------   ----------------

        Net Cash Provided by Financing  Activities                      253,808            257,435          3,528,156
                                                                ----------------    ---------------   ----------------

Net Increase (Decrease) in Cash                                           3,410             (3,070)             4,839

Cash at Beginning of Period                                               1,429              4,499                 --
                                                                ----------------    ---------------   ----------------

Cash at End of Period                                           $         4,839     $        1,429    $         4,839
                                                                ================    ===============   ================

Supplemental Cash Flow Information
     Cash paid for interest                                     $         5,893     $        7,124
     Conversion of notes payable to equity                              100,000            193,190
     Redemption of stock issued to officers                              56,200            112,400


                         The  accompanying  notes are an integral  part of these
financial statements.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
            PRINCIPLES

         Organization-- Terra Systems, Inc. was incorporated on February 17, 1996 pursuant to the laws of the State of Utah. It is a development stage company whose primary business purpose is the development and commercialization of a pneumatic conveyance system to handle materials in a bulk state in industrial research and processing.

         Xullux, Inc. was incorporated under the laws of the state of Utah on November 4, 1983 under the name of Bunker Research, Inc. It changed its name to Diamond Resources, Inc. on May 15, 1984 and changed its name again to Xullux, Inc. on August 6, 1988. On May 1, 1996, Xullux, Inc. entered into a merger agreement with Terra Systems, Inc. whereby Terra Systems, Inc. was merged into a newly-formed subsidiary of Xullux, Inc. called Terra Merger Subsidiary, Inc. and the Terra Systems, Inc. stockholders were issued 48,000,000 shares of Xullux, Inc. common stock.

         For financial accounting purposes, the merger was accounted for by the purchase method of accounting with Terra Systems, Inc. considered the acquiring corporation. The historical financial statements of Terra Systems, Inc. were restated to reflect the shares issued to the Terra Systems, Inc. stockholders as being outstanding for all periods presented, similar to a stock split. Xullux, Inc. had no assets at the date of the merger and was considered a shell corporation; accordingly, the 2,955,100 shares held by the Xullux, Inc.
stockholders were deemed to have been issued for no consideration. The operations of Xullux, Inc. have been included in the statements of operations from the date of the merger.

         Following the reorganization, Xullux, Inc. changed its name to Terra Systems, Inc.

         Principles of Consolidation--The consolidated financial statements include the accounts of Terra Systems, Inc. and its wholly owned subsidiary
Terra Merger Subsidiary, Inc. All intercompany transactions have been eliminated. The consolidated entities are collectively referred to herein as the "Company" or "Terra Systems."

         Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Basis of Presentation--The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the years ended December 31, 2000 and 1999, the Company has received nominal revenue and incurred net losses of $1,520,209 and $1,229,863, respectively. At December 31, 2000 and 1999, the Company had a working capital deficit of $1,968,399 and $1,423,234, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

         The Company's management is in the process of negotiating various

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


agreements to perform research on and the development of pneumatic conveyance systems to handle materials in a bulk state in industrial research and processing. Management also intends to use capital and debt financing as needed to supplement the cash flows that potentially could be generated through the successful negotiation of agreements. As discussed in Note 3, the Company entered into an agreement with a corporation for consultation and advisory services related to business management and marketing. As a result of this agreement, the Company received $180,000 for the issuance of common stock and options. This agreement allows for additional cash proceeds through the issuance of additional common stock and options. Aside from this agreement, the Company obtained additional cash proceeds of $95,835 through the issuance of common stock.

         Property and Equipment--Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to fifteen years. Depreciation expense for the years ended December 31, 2000 and 1999 was $124,910 and $125,823, respectively.

         Long-Lived Assets --The realizability of long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amounts. An impairment loss is recognized for the excess of the carrying amount over the fair value of the assets. Fair value is determined based on estimated discounted net future cash flows or other valuation techniques available in the circumstances. This analyses involves significant management judgement to evaluate the capacity of an asset to perform within projections. Based upon these analyses, no impairment losses were recognized in the accompanying financial statements.

         Financial Instruments-- The amounts reported as cash, receivables, accounts payable, accrued liabilities, notes payable to stockholders and obligations under capital leases are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of December 31, 2000. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

         Revenue Recognition -- The Company's revenue source has come from providing research and development on behalf of another corporation. Revenue from research and development contracts is recognized on a cost reimbursement basis. As tests are performed and costs incurred, the Company recognizes the proceeds as revenue at the time of billing. All contracts are for specific research and development projects and are short term in nature.

         Basic and Diluted Loss Per Share -- The Company computes net loss per share in accordance with SFAS No. 128 Earnings Per Share ("SFAS 128"), and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. At December 31, 2000 and 1999, respectively, there were 2,725,000 and 2,500,000 potentially issuable common shares which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

NOTE 2 - RELATED PARTY TRANSACTIONS

         As discussed in Notes 4 and 9, the Company entered into capital and operating lease obligations with a company under common ownership. The Company

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


has violated its lease agreements by being delinquent in its payments regarding these leases. At December 31, 2000 and 1999, the Company owed this related party $226,325 and $161,456, respectively, in delinquent rent, executory fees, late fees, sales tax and cash advances. Certain Officers of the Company have from time to time advanced the Company funds used for operating expenses. At December 31, 2000 and 1999, the Company owed these Officers $78,302 and $38,719, respectively. Total amounts due to Related Parties as shown on the balance sheet at December 31, 2000 and 1999 are: $304,627 and $200,175. All amounts are due on demand with no interest. See Note 9 for principal amounts due on capital leases to related party.

As discussed in Note 3, the Company has notes payable to officers in the amount of $656,517.

NOTE 3-NOTES PAYABLE TO STOCKHOLDERS

    Notes payable to stockholders are as follows:

                                                                                      December 31,
                                                                                  2000             1999
                                                                             -------------    -------------
    Notes payable to  stockholders,  interest  rates from 6% to 10% payable monthly, all such notes mature between December 2001
    and January 2010, unsecured                                              $     619,742    $     719,742

    Notes payable to stockholders for redemption
    of stock, 10% interest payable monthly, due
    April 2002                                                                      36,775           36,775
                                                                             -------------    -------------

    Total Notes Payable to Stockholders                                            656,517          756,517

         Less: Current portion                                                      79,088               --
                                                                             -------------    -------------

    Notes Payable to Stockholders -
      Long-Term                                                              $     577,429    $     756,517
                                                                             =============    =============

    Annual maturities of long-term debt as of December 31, 2000 for each of the next five years are as follows:

              Year Ending December 31:
              -----------------------
                     2001                           $      79,088
                     2002                                 362,696
                     2003                                 202,733
                     2004                                      --
                     2005                                      --
                     Thereafter                            12,000




NOTE 4 - CAPITAL LEASE OBLIGATION

         In October 1996, the Company entered into capital lease obligations with a company under common ownership. The related company entered into an equipment lease with a financial institution and is responsible to make all payments regarding the lease. The Company is currently paying to the related

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


company the amount of the lease payment plus various other executory fees. These leases expire in March 2002. Equipment under capital leases of December 31, 2000 was as follows:

           Equipment                                             $     423,594
           Less: Accumulated depreciation                             (241,420)
                                                                 --------------

                                                                 $     182,174

         The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2000:

         Year Ending December 31,
                        2001                                     $     415,602
                        2002                                             8,232
                                                                 -------------

         Total Minimum Lease Payments                                  423,834
         Less: Amount representing executory costs                    (138,487)
                                                                 -------------
         Net Minimum Lease Payments                                    285,347
         Less: Amount representing interest                            (33,584)
                                                                 -------------
         Present Value of Net Minimum Lease Payments                   251,763
         Less: Current portion                                         248,432
                                                                 -------------
         Capital Lease Obligation - Long Term                    $       3,331
                                                                 =============

         At December 31, 2000, the Company owed $99,131 in delinquent executory fees to the related party.

         The Company has violated its lease agreement by being delinquent in its payments regarding these leases. At December 31, 2000, the Company was eighteen and twenty-two months behind in its lease payments. According to the lease agreement, the lease could be called and all principal amounts would be due. However, the lessor has waived this alternative and is only requiring delinquent payments to be made up during the current year.

NOTE 5 - STOCKHOLDERS' EQUITY

         Stock-Based Compensation for Current and Future Services -- During the year ended December 31, 1999, the Company issued 20,000 shares of common stock at $0.001 per share to various employees for current and future services. The shares had a market value of $19,320, or $0.97 per share, on the day of issuance. Under the terms of the stock issuance, the Company can reacquire all the stock at $0.001 per share within one year from the date of issuance and one half of the shares within two years from the date of issuance. These shares are considered non-vested and have been accounted for in accordance with APB 25
Accounting for Stock Issued to Employees, whereby the Company is recognizing compensation expense over the vesting period of the stock for the difference between the fair value of the stock on the day of issuance and the consideration paid by the employees. In the event employment should be terminated, all non-vested shares of stock shall be forfeited by the employee.

         During the year ended December 31, 2000, an officer of the Company, who had been issued 150,000 shares of the above mentioned stock, which was issued in 1999, forfeited 50,000 shares of non-vested common stock valued at $56,200. During the year ended December 31, 1999, an officer of the Company, who had been issued 200,000 shares of the above mentioned stock, which was issued in 1999,

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


left  the  Company.   Accordingly,  the  officer  forfeited  100,000  shares  of non-vested common stock which was valued at $112,400.

         The Company recognizes compensation expense for the above shares over the period the shares vest. During the year ended December 31, 2000 and 1999, the Company recognized compensation expense of $(37,365) and $7,274, respectively. Deferred compensation was $9,258 and $28,093 at December 31, 2000 and 1999, respectively.

         Common Stock Issued for Cash -- During the year ended December 31, 2000, the Company issued 376,673 shares of common stock for proceeds of $95,835 at prices ranging from $0.25 to $0.30 per share. During the year ended December 31, 1999, the Company issued 705,000 shares of common stock for proceeds of $285,460 at prices ranging from $0.25 to $0.50 per share.

         Common Stock Issued for Services -- During the years ended December 31, 2000 and 1999, the Company issued 434,658 and 259,286 shares, respectively, of common stock for consulting services. The common stock was valued at prices ranging from $0.25 to $1.00 per share. For the years ended December 31, 2000 and 1999, the Company charged $162,750 and $143,189 of consulting expense to operations, respectively.

         Common Stock Issued for the Conversion of Debt -- During the year ended December 31, 2000, a stockholder exercised 500,000 options. The Company issued 500,000 shares of common stock for the conversion of notes payable to stockholders in the amount of $100,000 or $0.20 per share. During the year ended December 31, 1999, the Company issued 200,000 common shares for the retirement of accounts payable to a related party, valued at $50,000 or $0.25 per share.

         Stock Right Exercised -- During the year ended December 31, 2000 (as discussed in Note 6) the Company granted stock rights in connection with a consulting agreement. The Company recognized consulting expense of $575,250 in connection with the grant of these stock rights. Upon grant of the rights, the corporation exercised its right and the Company issued 1,000,000 shares of common stock for $175,000 cash or $0.23 per share and by providing services valued at $45,000 or $0.20 per share. Also, as discussed in Note 6, the Corporation exercised 25,000 options and purchased 25,000 shares of stock for $5,000 or $0.20 per share.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCK RIGHTS

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

         In November 2000, the Company modified the terms of the agreement by reducing the exercise price of the rights from $5.00 to $4.00 per equity unit. In December 2000, the Company again modified the terms of the agreement by reducing the exercise price of 25,000 options exercisable at $0.50 per option to $0.20 per option. In accordance with Financial Accounting Standards Board
Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation, the rights and options have been accounted for as variable and were thus revalued at the dates of the modifications. By modifying the exercise prices of the equity units and the options, the Company recognized an additional $15,250 of consulting expense. The Company recognized a total of $575,250 of consulting expense at December 31, 2000.

         By December 31, 2000, the corporation exercised its right and purchased 20,000 equity units for $100,000 or $0.25 per share, purchased 18,750 equity units for $75,000 or $0.20 per share and purchased 11,250 equity units by providing services valued at $45,000 or $0.20 per share. In connection with the exercise of these stock rights, the Company issued options to purchase an additional 250,000 shares at $0.50, 250,000 shares at $0.75, 250,000 shares at $1.00 and 250,000 shares at $1.25.

         By December 31, 2000, the corporation exercised 25,000 options and purchased 25,000 shares of stock for $5,000 or $0.20 per share.

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

NOTE 7 - STOCK OPTIONS

         The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non- employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation" (SFAS 123) which requires these options and warrants to be accounted for at their fair value.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Employee Grants -- On January 12, 1999, the company granted 2,500,000 stock options to employees and directors of the Company. The options are exercisable at $0.20 per share, exercisable immediately and expire two years from the date of grant. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 136%; risk-free rate of 4.61% and expected life of options of 2.0 years.

         During the year ended December 31, 2000, the Company issued 500,000 shares of common stock upon conversion of notes payable to stockholders in the amount of $100,000 or $0.20 per share. On March 2, 1999, a Director of the Company resigned and forfeited 250,000 options.

         Non Employee Options -- As discussed in Note 6, the Company entered into an agreement with a corporation for consultation and advisory services related to business management and marketing. In consideration for the services to be provided, the Company agreed to grant to the corporation the right to purchase all 50,000 equity units. During the year ended December 31, 2000, the corporation exercised its right and purchased all 50,000 equity units. Accordingly, the Company issued options to purchase 250,000 shares of common stock at $0.50, 250,000 shares at $0.75, 250,000 shares at $1.00 and 250,000 shares at $1.25.

         Also discussed in Note 6, the Company recognized consulting expense of $575,250 in connection with the grant of the stock rights. Accordingly, any consulting expense associated with the grant of the 1,000,000 stock options mentioned above was previously recognized.

         During the year ended December 31, 2000, the Company issued 25,000 shares for $5,000 or $0.20 per share cash.

         Outstanding Stock Options -- A summary of stock option activity for the years ending December 31, 2000 and 1999 is as follows:

                                                                                          Weighted
                                                                                           Average
                                                    Options            Price Range      Exercise Price

      Balance, December 31, 1998                             --      $      --           $    --
          Granted                                     2,500,000           0.20              0.20
          Forfeited                                    (250,000)          0.20              0.20
                                                  --------------
      Balance, December 31, 1999                      2,250,000           0.20              0.20
          Granted                                     1,000,000        0.20 - 1.25          0.87
          Exercised                                    (525,000)          0.20              0.20
                                                  --------------
      Balance, December 31, 2000                      2,725,000        0.20 - 1.25          0.44
                                                  ==============
      Exercisable, December 31, 2000                  2,725,000           0.44              0.44
                                                  ==============
      Weighted-average fair value of
         options granted during year
         ended December 31, 2000                  $        0.21
                                                  ==============




         A summary of stock options  outstanding  and exercisable as of December
                           31, 2000 and 1999 follows:

     December 31, 2000

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                             Options Outstanding                       Options Exercisable
                               -------------------------------------------------   ---------------------------------
                Range of         Number        Weighted-Average                       Number
                Exercise       Outstanding       Remaining        Weighted-Average  Exercisable     Weighted-Average
                 Prices        At 12/31/00     Contractual Life    Exercise Price   At 12/31/00      Exercise Price
              ------------    -------------    ----------------   ---------------- --------------   ----------------
              $       0.20        1,750,000       0.03 years      $           0.20      1,750,000   $           0.20
               0.50 - 1.25          975,000       0.22 years                  0.88        975,000               0.88
                              -------------                                        --------------
                                  2,725,000                                             2,725,000
                              =============                                        ==============

     December 31, 1999

                                             Options Outstanding                       Options Exercisable
                                ------------------------------------------------   --------------------------------
                Range of           Number      Weighted-Average                       Number
                Exercise         Outstanding     Remaining       Weighted-Average   Exercisable    Weighted-Average
                 Prices          At 12/31/99   Contractual Life   Exercise Price    At 12/31/99     Exercise Price
              -------------    -------------   ----------------  ----------------   ------------   ----------------
                  $0.20           2,250,000         1 year             $0.20         2,250,000          $0.20

Stock-based compensation charged to operations was $179,126 for the year ended December 31, 1999 from options granted to employees and directors. Had compensation cost for the Company's options granted to employees been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, net loss and loss per share would have increased to the pro forma amounts indicated below:

                                               For the Year       For the Year
                                                      Ended              Ended
                                               December 31,       December 31,
                                                       2000               1999
                                              -------------    ---------------
     Net loss:
          As reported                         $  (1,520,209)   $    (1,229,863)
          Pro forma                              (1,520,209)        (1,545,101)

     Basic and diluted loss per share:
          As reported                                 (0.09)             (0.08)
          Pro forma                                   (0.09)             (0.10)

NOTE 8 - RESEARCH AND DEVELOPMENT EXPENSE

     Research and development and patent development have been the principal function of the Company. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company's research and development. These costs, which consist primarily of fees paid to individuals, materials and supplies amounted to $147,340 and $122,518 for the year ended December 31, 2000 and 1999, respectively.






NOTE 9 - OPERATING LEASES

     The Company conducts its operations in a building leased from a related party through common ownership which expires in June 2003. Rent expense under this lease was $44,496 and $45,396 for the periods ended December 31, 2000 and

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1999, respectively. The Company also leased vehicles under 36 month operating leases from a bank, which expired in August 1999. Rent expense under these leases was $17,375 for the period ended December 31, 1999.

     Future minimum rental payments for the next three years are as follows:

                     2001                                    $      49,440
                     2002                                           49,440
                     2003                                           24,720
                                                             -------------

                                                             $     123,600

         In addition, the Company rents several pieces of office and plant equipment on a month-to- month basis from a related party through a common ownership. Rent expense under these leases was $4,944 and $5,044 for the years ended December 31, 2000 and 1999.

         At December 31, 2000 and 1999, the Company owed $111,783 and $143,916 for lease/rental payments as well as other operating expenses. These payables are due on demand and bear no interest.

NOTE 10 - INCOME TAXES

         There was no benefit or provision for income taxes during 2000 or 1999. The following presents the components of the net deferred tax asset at December 31, 2000 and 1999:

                                                    2000             1999
                                              --------------    -------------
    Operating loss carryforwards              $    2,092,668    $   1,560,781
    Accrued and deferred compensation                190,230          145,470
    Capital loss carryforward                         36,927           36,927
                                              --------------    -------------

             Total Deferred Tax Assets             2,319,826        1,743,178

             Less: Valuation Allowance            (2,319,826)      (1,743,178)
                                              --------------    -------------

             Net Deferred Tax Asset           $          --     $         --
                                              ==============    =============

         The valuation allowance increased $576,648 and $378,044 during the years ended December 31, 2000 and 1999. The Company has a net operating loss carryforward of $5,610,371 which expires, if unused, in the years 2012 through 2020.

         The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the periods ended December 31, 2000 and 1999:


                                                             December 31,
                                                    ----------------------------
                                                        2000             1999
                                                  -------------    -------------
   Income tax benefit at statutory rate (34%)     $   (516,871)    $   (418,119)
   Change in valuation allowance                       576,648          378,044
   State tax, net of federal benefit                   (50,167)         (40,582)
   Non includible items                                 (9,610)          80,657
                                                  -------------    -------------
   Provision for Income Taxes                     $         --     $         --
                                                  =============    =============
                                      F-16

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 11 - CONTINGENCIES

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

         The Company denies all material allegations against the Company and intends to fully defend the counterclaim of the defendants and prosecute the Company's claims and actions against the defendants. This litigation is still in the discovery phase and the ultimate outcome cannot presently be determined Accordingly, no adjustments have been made to the Company's financial position, results of operations or cash flows.

         Threatened Litigation -- The Company and certain Officers and Directors of the Company received notice from a litigant's legal counsel of threatened litigation. The litigant contends that certain current Officers and Directors held and sold a number of Xullux shares that were free trading prior to the merger of Xullux and Terra Systems. The alleged sale may have impacted the value of the litigant's Terra Systems restricted publicly issued shares in the company. The litigant claims that the defendant's ownership and alleged sale of Xullux stock was not disclosed to him at or during the time he contributed certain assets and other equipment to Terra Systems in exchange for the Terra Systems restricted stock. The litigant seeks to return 125,000 shares to Terra Systems for value and seeks other monetary and punitive damages in an amount of not less than $1,500,000 including additional costs and attorney's fees. The Company denies all of the material allegations and claims of the litigant. Currently, the ultimate outcome of this situation cannot presently be determined. Accordingly, no adjustments have been made to the Company's financial position, results of operations or cash flows.

         Based on the uncertain outcome of these contingencies, no provision for any loss or gain that may result upon adjudication has been made in the accompanying financial statements, and the possible effect it will have on future financial statements is unknown.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - SUBSEQUENT EVENTS (UNAUDITED)

         Issuance of Options -- During February 2001, the Company issued options to purchase 2,250,000 shares of common stock to employees of the Company at $0.20 per share. These options vested on the date granted and are exercisable for two years. The options have an intrinsic value of $787,500 on the date granted and will be recognized as compensation expense on that date. The options had a fair value of $0.47 per share based on the Black-Scholes option pricing model with the following assumptions: risk free interest rte of 4.75 percent, volatility of 147.67 percent, expected dividend yield of 0 percent, an expected life of two years.

         Repricing of Options -- As discussed in Note 6, the Company entered into an agreement with a corporation for consultation and advisory services and issued options to purchase 250,000 shares of common stock at $0.50, 250,000 shares at $0.75, 250,000 shares at $1.00 and 250,000 shares at $1.25. On three separate occasions in January 2001, the Company modified the terms of the agreement by reducing the exercise price of 225,000 options exercisable at $0.50 per share to $0.20 per share, 250,000 options exercisable at $0.75 per share to $0.20 per share, 250,000 options exercisable at $1.00 per share to $0.20 per share and 100,000 options exercisable at $1.25 per share to $0.20 per share. In accordance with Financial Accounting Standards Board Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation, the options have been accounted for as variable and were thus revalued at the dates of the modifications. By modifying the exercise prices of the options, the Company recognized an additional $243,250 of consulting expense in January 2001.

         Exercise of Options -- Subsequent to December 31, 2000, 825,000 options were exercised for proceeds of $167,500.