Form 10QSB
period 2001-03-31
TERRA SYSTEMS CORP
filed 2001-05-10
CIK 1027876

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

                                       OR

(   )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 For the transition period from _________   to __________


Commission File Number 000-31483

                               Terra Systems, Inc.
        (Exact name of small business issuer as specified in its charter)



    Utah                                                  87-0476073
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



5912 West 11600 South
Payson, Utah                                                           84651
(Address of principal executive offices)                            (Zip Code)

                                 (801) 465-4400
                           (Issuer's telephone number)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ -

As of May 1, 2001, the issuer had issued and outstanding 19,111,631 shares of common stock.



     Transitional Small Business Disclosure Format (Check One): Yes __ No X
                                                                         --

                                TABLE OF CONTENTS


Part I.  Financial Information
                                                                            Page
                                                                             No.
  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets (Unaudited) as of March 31,
                2001 and December 31, 2000.....................................3

           Condensed Consolidated Statements of Operations (Unaudited) for
                the Three Months ended March 31, 2001 and 2000.................4

           Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                Three Months Ended March 31, 2001 and 2000
                 and for the Cumulative Period February 17, 1996 (Date of
                 Inception) Through March 31, 2001.............................5

           Notes to Condensed Consolidated Financial Statements (Unaudited)....6

  Item 2.  Management's Discussion and Plan of Operation.......................9


Part II. Other Information....................................................11

  Item 5.  Other Information..................................................11

Signatures        ............................................................13

                                     Part I

Item 1.           Financial Statements

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                            March 31,          December 31,
                                                                                               2001                2000
                                                                                        -----------------    ---------------

ASSETS
Current Assets
     Cash                                                                               $         47,327     $        4,839
     Receivables                                                                                   8,926              7,440
                                                                                        -----------------    ---------------
         Total Current Assets                                                                     56,253             12,279
                                                                                        -----------------    ---------------
Property and Equipment
     Leasehold improvements                                                                      331,642            331,642
     Furniture and equipment                                                                     687,424            687,424
     Trucks and automobiles                                                                       22,000             22,000
     Software                                                                                     10,380             10,380
     Less: Accumulated depreciation                                                             (566,140)          (534,910)
                                                                                        -----------------    ---------------
         Net Property and Equipment                                                              485,306            516,536
                                                                                        -----------------    ---------------
Total Assets                                                                            $        541,559     $      528,815
                                                                                        =================    ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable                                                                   $        372,074     $      355,015
     Accounts payable to related party                                                           318,106            304,627
     Accrued liabilities                                                                         769,960            726,260
     Accrued interest payable                                                                    283,415            267,256
     Notes payable to stockholders - current portion                                              79,088             79,088
     Capital lease obligation - current portion                                                  244,161            248,432
                                                                                        -----------------    ---------------
         Total Current Liabilities                                                             2,066,804          1,980,678
                                                                                        -----------------    ---------------
Long-Term Liabilities
     Notes payable to stockholders - net of current portion                                      577,429            577,429
     Capital lease obligation - net of current portion                                               749              3,331
                                                                                        -----------------    ---------------
         Total Long-Term Liabilities                                                             578,178            580,760
                                                                                        -----------------    ---------------
Stockholders' Deficit
     Common stock, $0.001 par value; 100,000,000 shares authorized; shares outstanding:
         March 31, 2001 - 19,111,631 shares
         December 31, 2000 - 18,114,131 shares                                                    19,112             18,114
     Additional paid-in capital                                                                5,942,950          4,689,448
     Deficit accumulated during the development stage                                         (8,058,240)        (6,730,927)
     Deferred compensation                                                                        (7,245)            (9,258)
                                                                                        -----------------    ---------------
         Total Stockholders' Deficit                                                          (2,103,423)        (2,032,623)
                                                                                        -----------------    ---------------
Total Liabilities and Stockholders' Deficit                                             $        541,559     $      528,815
                                                                                        =================    ===============


     See accompanying notes to condensed consolidated financial statements.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                     Cumulative
                                                                                                   For the Period
                                                                                                    February 17,
                                                                                                        1996
                                                                                                    (Inception)
                                                                For the Three Months Ended            Through
                                                                          March 31,                  March 31,
                                                                     2001             2 000            2001
                                                                --------------------------------------------------

Revenues                                                        $       1,485     $         --     $      341,672

Cost of Revenues                                                          739               864           308,544
                                                                --------------    --------------   ---------------

    Gross Profit (Loss)                                                   746              (864)           33,128
                                                                --------------    --------------   ---------------

Expenses
    Research and development                                          220,810            37,784         1,560,462
    General and administrative                                      1,057,464           677,272         5,450,542
    Depreciation and amortization                                      31,230            31,231           572,121
                                                                --------------    --------------   ---------------

       Total Expenses                                               1,309,504           746,287        7,583,125
                                                                --------------    --------------   ---------------

Loss from Operations                                               (1,308,758)         (747,151)       (7,549,997)
                                                                --------------    --------------   ---------------

Nonoperating Income/(Expenses)
       Interest expense                                               (18,555)          (22,105)         (404,277)
       Interest income                                                    --                --              1,705
       Loss on sale of securities                                         --                --            (99,000)
       Loss on sale of assets                                             --                --             (6,671)
                                                                --------------    --------------   ---------------

       Net Nonoperating Income/(Expenses)                             (18,555)          (22,105)         (508,243)
                                                                --------------    --------------   ---------------

Net Loss                                                        $  (1,327,313)    $    (769,256)   $   (8,058,240)
                                                                ==============    ==============   ===============

Basic and Diluted Loss
   Per Share                                                    $       (0.07)    $       (0.05)
                                                                ==============    ==============

Weighted Average Shares
   Outstanding                                                     19,079,881        16,013,187
                                                                ==============    ==============





     See accompanying notes to condensed consolidated financial statements.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                            Cumulative for the
                                                                                                            Period February 17,
                                                                          For the Three Months Ended         1996 (Inception)
                                                                                  March 31,                     Through
                                                                             2000          2001               March 31, 2001
                                                                             ----          ----               --------------







Cash Flows From Operating Activities
    Net loss                                                            $   (1,327,313)   $    (769,256)   $      (8,058,240)
    Adjustments to reconcile net loss to
       net cash used by operating activities:
       Depreciation and amortization                                            31,230           31,231              572,121
       Loss on sale of investment securities                                        -                -                99,000
       Loss on sale of assets                                                       -                -                 6,671
       Compensation paid with common stock and options,
          net of forfeitures                                                 1,084,013          546,598            2,356,276
    Change in current assets and liabilities:
       Receivables                                                              (1,486)              -                (8,926)
       Prepaid expenses                                                             -                -                    -
       Accounts payable                                                         17,058           17,545              590,330
       Accounts payable - related party                                         13,479           35,179              292,319
       Accrued liabilities                                                      43,701           47,494              770,062
       Accrued interest payable                                                 16,159           20,078              283,415
                                                                        ---------------   --------------   ------------------
          Net Cash Used by Operating Activities                               (123,159)         (71,131)          (3,096,972)
                                                                        ---------------   --------------   ------------------

Cash Flows From Investing Activities
    Purchase of equipment                                                           -                -              (662,464)
    Organization costs paid                                                         -                -                (4,755)
    Proceeds from sale of assets                                                    -                -               117,715
                                                                        ---------------   --------------   ------------------
          Net Cash Used by Investing Activities                                     -                -              (549,504)
                                                                        ---------------   --------------   ------------------

Cash Flows From Financing Activities
    Proceeds from borrowings - stockholders                                         -                -               870,111
    Payments on borrowings - stockholders                                           -                -              (149,750)
    Proceeds from stock issuance and
       subscriptions                                                           172,500           97,785            3,152,126
    Payments on capital lease obligations                                       (6,853)          (8,322)            (178,684)
                                                                        ---------------   --------------   ------------------
          Net Cash Provided by Financing Activities                            165,647           89,463            3,693,803
                                                                        ---------------   --------------   ------------------

Net Increase in Cash                                                            42,488           18,332               47,327
Cash at Beginning of Period                                                      4,839            1,429                   -
                                                                        ---------------   --------------   ------------------
Cash at End of Period                                                   $       47,327    $      19,761    $          47,327
                                                                        ===============   ==============   ==================
Supplemental Cash Flow Information
    Interest Paid                                                       $        1,931    $          -
Non-Cash Investing and Financing Activities
    Redemption of stock issued to officer                                           -            56,200



     See accompanying notes to condensed consolidated financial statements.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1-INTERIM FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company, and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

          The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2000. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

NOTE 2-RELATED PARTY TRANSACTIONS

          The Company entered into capital and operating lease obligations with a company under common ownership. The Company has violated its lease agreements by being delinquent in its payments regarding these leases. At March 31, 2001, the Company owed this related party $245,404 in delinquent rent, executory fees, late fees, sales tax and cash advances. Certain Officers of the Company have from time to time advanced the Company funds used for operating expenses. At March 31, 2001, the Company owed these Officers $72,702. Total amounts due to Related Parties as shown on the balance sheet at March 31, 2001 are $318,106. All amounts are due on demand with no interest.

NOTE 3-STOCK RIGHTS

          During 2000, the Company entered into an agreement with a corporation for consultation and advisory services and issued options to purchase 250,000 shares of common stock at $0.50, 250,000 shares at $0.75, 250,000 shares at $1.00 and 250,000 shares at $1.25. On three separate occasions in January 2001, the Company modified the terms of the agreement by reducing the exercise price of 225,000 options exercisable at $0.50 per share to $0.20 per share, 200,000 options exercisable at $0.75 per share to $0.20 per share, 50,000 options exercisable at $0.75 per share to $0.25 per share, 250,000 options exercisable at $1.00 per share to $0.20 per share and 100,000 options exercisable at $1.25 per share to $0.20 per share. In accordance with Financial Accounting Standards Board Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation, the options have been accounted for as variable and were thus revalued at the dates of the modifications. By modifying the exercise prices of the options, the Company recognized an additional $243,250 of consulting expense in January 2001.

NOTE 4 - STOCK OPTIONS

          During January 2001, 1,750,000 employee options expired unexercised.

          During February 2001, the Company issued options to purchase 2,250,000 shares of common stock to employees of the Company at $0.20 per share. These options vested on the date granted and are exercisable for two years. The options had an intrinsic value of $787,500 on the date granted and were recognized as compensation expense on that date. The options had a fair value of $0.47 per share based on the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.75 percent, volatility of 147.67 percent, expected dividend yield of 0 percent, and an expected life of two years.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

          During the three months ended March 31, 2001, the corporation exercised 825,000 options and purchased 825,000 shares of common stock for $167,500 at prices ranging from $0.20 to $0.25 per share. $152,500 was exercised for cash and $15,000 was exercised for services.

          After taking into account the above option activity, the Company had 2,400,000 options outstanding at March 31, 2001.

NOTE 5 - STOCKHOLDERS' EQUITY

          Common Stock Issued for Cash -- During the three months ended March 31, 2001, the Company issued 100,000 shares of common stock for proceeds of $20,000 at $0.20 per share.

          Common Stock Issued for Services -- During the three months ended March 31, 2001, the Company issued 72,500 shares of common stock for consulting services. The shares were valued at $0.50 per share, and $36,250 was charged to consulting expense.

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

          On October 9, 1999, the Court entered a partial summary judgment against one of the defendants in favor of the Company on all of its claims. The Court found that the damages sought against the defendant and an award of reasonable attorney's fees, and expenses incurred in connection with the case shall be determined at a future date. The Court also found that the Company is entitled to a partial summary judgment against the defendant for securities fraud, including rescission and restitution of the issuance of one million Terra Systems shares and additional damages to be determined in further proceedings before the Court. The amount of damages to be awarded has not yet been determined.

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

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

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

          NOTE 7-BUSINESS CONDITION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three- month periods ended March 2001 and 2000, the Company incurred net losses of $1,327,313 and $769,256, respectively. As of March 2001, the Company's losses accumulated from inception totaled $8,058,240. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

          The Company's management is in the process of negotiating various agreements to perform research on and the development of pneumatic conveyance systems to handle materials in a bulk state in industrial research and processing. Management also intends to use capital and debt financing as needed to supplement the cash flows that potentially could be generated through the successful negotiation of agreements. As discussed in Note 3, the Company entered into an agreement with a corporation for consultation and advisory services related to business management and marketing. As a result of this agreement, the Company received $172,500 for the issuance of common stock and options. This agreement allows for additional cash proceeds through the issuance of additional common stock and options.

Item 2.  Management's Discussion and Plan of Operation


Special Cautionary Statement Regarding Forward-Looking Statements


     This  Quarterly  Report  contains  forward-looking   statements  about  our
business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by these forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying those expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.


     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.


     There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, the words "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be some forward-looking statements not accompanied by these expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.


General


     Terra Systems was incorporated in Utah on February 16, 1996 and is a development-stage company. Our primary business is the development and commercialization of our patented pneumatic accelerator. This device is a gas linear particle accelerator that conveys and processes bulk materials at high velocity in a particle isolate state, using air as the medium of movement. This technology operates efficiently at ambient temperatures and at low pressures and does not use water, the generally more costly traditional alternative for processing bulk materials. We believe that most if not all, organic and inorganic bulk materials used in basic industries (such as coal, gypsum, black sands, corn, rice, and wheat) can be more economically separated and classified by our dry-process technology. This capability facilitates a number of associated procedures, including: drying, micropulverizing, mixing, forming, conveying, and loading. In addition, bulk materials can be beneficiated in important ways including moisture reduction, ash reduction, Btu enhancement, and electro-customization. Our system can perform multiple tasks, needs less maintenance, requires no chemical additives, and can improve the surrounding environmental quality.


     Our success and ability to compete will be dependent in part on the protection of our existing and potential patents, trademarks, trade names, service marks, and other proprietary rights. Thus, a majority of our Research and Development efforts has been focused on product development, testing, and patent application.


     We seek to continue developing our products internally through research and development, or if appropriate, through strategic partnerships. We expect, however, that if we can purchase or license products, services, or technologies from third parties at a reasonable cost, we will do so in order to avoid the time and expense involved in developing such products, services, or technologies.


Results of Operations


     In the approximately 61 months ended March 31, 2001 we have incurred $8,058,240 in losses and generated $341,672 in revenues from operations. During the three months ended March 31, 2001, we had sales revenues of $1,485. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Currently, the primary source of capital has been through the issuance of common stock and the exercise of stock options granted to XCEL Associates, Inc. under an agreement dated March 29, 2000. XCEL has also been engaged to provide business management and marketing consultation services, including the review of our business plan, preparation of a company profile, recommendation of the company to various retail brokers, analysts, and institutional investors and bankers.

     Realization of sales of our products and services is vital to operations. We may not be able to continue as a going concern without realizing additional sales or raising additional capital. We cannot guarantee that we will be able to compete successfully or that the competitive pressures we may face will not have a material adverse effect on our business, results of operations and financial condition. Additionally, a superior competitive product could force us out of business.


     While we have been able to generate testing and product development revenues during our 61-month operating history, we have been limited in the scope of potential clients that could be contacted until our patent application had been approved. In January 2001, we received notification that we had been awarded a patent on our Pneumatic Accelerator. We expect that this will enhance our ability to pursue and enter into project development contracts.


     Our net loss for the three months ended March 31, 2001 was approximately $1,327,313, compared to a net loss for the three months ended March 31, 2000 of approximately $769,256. The net loss was primarily attributable to lower than expected revenues from sales of our products and services. Our expenses for the three months ended March 31, 2001 were approximately $1,309,504, of which approximately 81% were general and administrative. Our expenses for the three months ended March 31, 2000 were approximately $746,287, of which approximately 91% were general and administrative. For the three months ended March 31, 2001, we recognized compensation expense of approximately $787,500 in connection with the grant of stock options to employees. During that same time period, we recognized approximately $243,250 of consulting expense in connection with the repricing of stock rights issued to non-employees. The recognition of these two items increased expenses by approximately $1,030,750, and represented approximately 79% of the expenses for the quarter ended March 31, 2001. Approximately 75%, or $560,000 of the expenses for the three months ended March 31, 2000 was associated with the recognition of consulting expense in connection with the grant of stock rights to non-employees. For the three months ended March 31, 2001, the depreciation and amortization expense was $31,230, compared to depreciation and amortization expense of $31,231 for the three months ended March 31, 2000.


     Since 1996, we have realized minimal revenues while incurring normal fixed overhead and debt service costs. This operating trend is projected to continue for at least the remaining period of fiscal 2001 if we are unable to obtain a signed contract with a client.


     During the three months ended March 31, 2001, all elements of income and loss arose from continuing operations.


Future Business


     We see opportunities for our technology and business in an array of large industries, including power generation, agriculture, mining, environment, construction, ceramics, and materials transportation. We anticipate that we will generate revenues through the sale of our proprietary equipment, fees, royalties, and profit sharing from licensing of our technology.


     We are continuing discussions with PacifiCorp and General Electric regarding pulverized coal processing for the utility industry. We have been working closely with management and engineering personnel from these two companies in the preliminary product design and development stages. A major objective of the proposed strategic business alliance with these entities will be to design a system that has the ability to produce low ash, low moisture, and ultra fine coal, which enhance the combustion process and reduce unburned carbon and NOx emissions. Terra's research and development team has been actively engaged in the design of a demonstration unit during the first three months of 2001. We currently anticipate that the design, testing, and modification of this demonstration unit will continue into the third quarter 2001.


     On March 28, 2001, we announced the signing of an agreement with Ecology and Environment, Inc. (E&E), whereby the two companies agreed to jointly develop commercial opportunities for applications of our patented low-pressure pneumatic accelerator technology as it relates to the solution of environmental problems. E&E is an environmental consulting services company headquartered in Lancaster, New York. In addition to 25 offices located in the U.S., E&E maintains a global presence with offices in 35 countries. This agreement establishes an alliance with an industry leader who has demonstrated a willingness to assist us in introducing our technology to a wider range of industries, as well as providing us with guidance in our marketing efforts to potential clients. Representatives from Terra's management team have planned to meet with key E&E personnel at their Lancaster offices during the second quarter of 2001.


     In October 2000, we led a successful initial presentation to P.S.G. LLC, who contracts with Morrison-Knudsen Corp. The proposed project would involve the clean up of a low-level radioactive waste site. In November 2000, a follow-up
presentation  was  made  in  Denver,  Colorado  to  Morrison-Knudsen.   In  this
presentation, we proposed a total bulk handling system that would extract, transport, pulverize, treat, bind, and load-out into containment the low-level radioactive material. Originally it was anticipated that engineering and feasibility funds would be made available to us upon project approval in November of 2000. However, ongoing litigation between Morrison-Knudsen and a general government contractor has delayed its decision-making capability for our transaction. We anticipate a resolution to this lawsuit by the end of the second quarter, 2001.


Liquidity and Capital Resources


     Given our current negative cash flows, it will be difficult for Terra Systems to continue as a going concern. While the recent issuance of a patent should allow us to more aggressively pursue revenue, and cash, generating contracts and opportunities, it may be necessary to raise additional funds or reduce cash expenditures. Funds could be generated through the issuance of additional stock or through the sale of existing plant and office equipment. Cash expenditures could be eased through a reduction in overhead costs, including but not limited to labor and associated employee benefits.


     As mentioned in our audited financial statements included with our Form 10-KSB, our audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. Our product line is limited and it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If additional financing cannot be obtained, we may be required to scale back or discontinue operations. Even if additional financing is available there can be no assurance that it will be on terms favorable to us. In any event, such financing will result in immediate and possibly substantial dilution to existing shareholders.


                                     Part II


Item 5.  Other Information


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


     Technological and other developments in our markets may render our technologies and products obsolete or limit our ability to penetrate our ability to penetrate our key markets. Technological change, continuing process development, and new product introductions may affect the markets for our products. Our success will depend, in part, upon our continued ability to manufacture products that meet changing customer needs, successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis and enhance and expand our existing product offerings. Current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of our products. We have invested and continue to invest substantial resources in research and development in an effort to improve upon our existing processes. However, there can be no assurance that our process development efforts will be successful or that the emergence of new technologies, industry standards, or customer requirements will not render our technology, equipment, or processes obsolete or uncompetitive. Any failure or delay in accomplishing these goals could have a material adverse effect on our business, results of operations, and financial condition. In addition, to the extent that we determine that new manufacturing equipment or processes are required to remain competitive, the acquisition and implementation of the technologies, equipment, and processes required are likely to require significant capital investment.


     Our reliance upon intellectual property licenses from third parties limits the control we have over certain aspects of our business and may increase the expense of doing business, which would reduce profitability. In addition, the possibility of infringing upon the intellectual property rights of third parties may result in litigation and divert the attention of our management, adversely affecting our business. Terra Systems, Inc. may rely on certain intellectual property licenses from third parties, and may be required to license additional products or services in the future, for use in the general operations of our business plan. We cannot assure that these third party licenses will be available or will continue to be available to us on acceptable terms, if at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on our business, financial condition, or operating results. In addition, policing unauthorized use of our proprietary and other intellectual property rights could be expensive if not difficult or impossible.


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


     We are dependent upon the experience and expertise of our management and the loss of any on of certain of our executive officers or key employees would adversely affect our business and results of operations. Our success depends upon the efforts, abilities, and expertise of our executive officers and other key employees, including our Chief Executive Officer, President, Secretary/Treasurer, Consults, and Research and Development personnel. The loss of the services of such individuals and/or other key individuals could have a material adverse effect on our business, results of operations, or financial condition.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Terra Systems, Inc.



                                               By: /s/
                                                  ------------------------
                                                  Clayton Timothy, CEO

                                               Date:      05/10/01
                                                    ----------------------

                                               By:  /s/
                                                  ------------------------
                                                   Michelle Hochhalter,
                                                   Principal Accounting Officer

                                               Date:      05/10/01
                                                    ----------------------