Form 10QSB
period 2001-06-30
TERRA SYSTEMS CORP
filed 2001-08-14
CIK 1027876

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

                               OR

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________


Commission File Number 000-31483

                       Terra Systems, Inc.
                       -------------------
(Exact name of small business issuer as specified in its charter)



            Utah                                  87-0476073
            ----                                  ----------
 (State or other jurisdiction of       (IRS Employer Identification No.)
 incorporation or organization)



5912 West 11600 South
Payson, Utah                                       84651
---------------------------------------           --------
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

As  of  August  9,  2001, the issuer had issued  and  outstanding
19,369,131 shares of common stock.


Transitional Small Business Disclosure Format (Check One): Yes __  No X

                        TABLE OF CONTENTS

Part I.   Financial Information
                                                                      Page
                                                                       No.
  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets (Unaudited) as of
           June 30, 2001, and December 31, 2000                         3

          Condensed Consolidated Statements of Operations
           (Unaudited) for the Three and Six Months ended June 30,
           2001 and 2000, and for the Cumulative Period February
           17, 1996 (Date of Inception) Through June 30, 2001           4

          Condensed Consolidated Statements of Cash Flows
           (Unaudited) for the Six Months Ended June 30, 2001 and
           2000, and for the Cumulative Period February 17, 1996
           (Date of Inception) Through June 30, 2001                    5

          Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                                  6

  Item 2. Management's Discussion and Plan of Operation                 9


  Signatures                                                           13

                             Part I

Item 1.        Financial Statements

                  TERRA SYSTEMS, INC. AND SUBSIDIARY
                    (A Development Stage Company)
                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)


                                                 June 30,  December 31,
                                                    2001      2000
                                                 -----------  -----------
                                ASSETS
Current Assets
  Cash                                           $     2,053  $     4,839
  Receivables, net of allowance for doubtful
   accounts of $5,335 and $0, respectively             5,075        7,440
                                                 -----------  -----------
     Total Current Assets                              7,128       12,279
                                                 -----------  -----------
Property and Equipment
  Leasehold improvements                             331,642      331,642
  Furniture and equipment                            687,424      687,424
  Trucks and automobiles                              22,000       22,000
  Software                                            10,380       10,380
  Less: Accumulated depreciation                    (596,549)    (534,910)
                                                 -----------  -----------
     Net Property and Equipment                      454,897      516,536
                                                 -----------  -----------
Total Assets                                     $   462,025  $   528,815
                                                 ===========  ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                              $    375,405  $   355,015
  Accounts payable to related party                  334,671      304,627
  Accrued liabilities                                810,677      726,260
  Accrued interest payable                           299,125      267,256
  Short term advances                                 30,000            -
  Notes payable to stockholders - current portion     79,088       79,088
  Capital lease obligation - current portion         237,955      248,432
                                                 -----------  -----------
     Total Current Liabilities                     2,166,921    1,980,678
                                                 -----------  -----------
Long-Term Liabilities
  Notes payable to stockholders - net of
   current portion                                   577,429      577,429
  Capital lease obligation - net of
   current portion                                         -        3,331
                                                 -----------  -----------
     Total Long-Term Liabilities                     577,429      580,760
                                                 -----------  -----------
Stockholders' Deficit
  Common stock, $0.001 par value; 100,000,000
    shares authorized; 19,369,131 and
    18,114,131 shares issued and outstanding,
    respectively                                      19,369       18,114
  Additional paid-in capital                       6,014,693    4,689,448
  Deficit accumulated during the development
   stage                                          (8,311,154)  (6,730,927)
  Deferred compensation                               (5,233)      (9,258)
                                                 -----------  -----------
     Total Stockholders' Deficit                  (2,282,325)  (2,032,623)
                                                 -----------  -----------

Total Liabilities and Stockholders' Deficit      $   462,025  $   528,815
                                                 ===========  ===========

See accompanying notes to condensed consolidated financial statements.

                  TERRA SYSTEMS, INC. AND SUBSIDIARY
                    (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                                                 Cumulative for
                                                                                   the Period
                                                                                    February
                                                                                    17, 1996
                                  For the Three Months       For the Six Months    (Inception)
                                      Ended June 30,              June 30,           Through
                                ------------------------  ------------------------   June 30,
                                    2001        2000          2001        2000         2001
                                -----------  -----------  -----------  -----------  -----------

Revenues                        $     1,485  $     6,150  $     2,970  $     6,150  $   343,157

Cost of Revenues                          -        1,633          739        2,497      308,544
                                -----------  -----------  -----------  -----------  -----------
 Gross Profit (Loss)                  1,485        4,517        2,231        3,653       34,613
                                -----------  -----------  -----------  -----------  -----------
Expenses
 Research and development            63,989       35,865      284,799       73,649    1,624,451
 General and administrative         139,111      127,746    1,196,575      805,018    5,589,653
 Depreciation and amortization       30,408       31,232       61,638       62,463      602,529
                                -----------  -----------  -----------  -----------  -----------
   Total Expenses                   233,508      194,843    1,543,012      941,130    7,816,633
                                -----------  -----------  -----------  -----------  -----------
Loss from Operations               (232,023)    (190,326)  (1,540,781)    (937,477)  (7,782,020)
                                -----------  -----------  -----------  -----------  -----------
Nonoperating Income/(Expenses)
  Interest expense                  (20,893)     (23,968)     (39,448)     (46,073)    (425,170)
   Interest income                        2           11            2           11        1,707
   Loss on sale of securities             -            -            -            -      (99,000)
   Loss on sale of assets                 -            -            -            -       (6,671)
                                -----------  -----------  -----------  -----------  -----------
   Net Nonoperating Expenses        (20,891)     (23,957)     (39,446)     (46,062)    (529,134)
                                -----------  -----------  -----------  -----------  -----------
Net Loss                        $  (252,914) $  (214,283) $(1,580,227) $  (983,539) $(8,311,154)
                                ===========  ===========  ===========  ===========  ===========
Basic and Diluted Loss
   Per Share                    $     (0.01) $     (0.01) $     (0.08) $     (0.06)
                                ===========  ===========  ===========  ===========
Weighted Average Shares
   Outstanding                   19,244,790   16,833,263   19,162,791   16,357,291
                                ===========  ===========  ===========  ===========

See accompanying notes to condensed consolidated financial statements.

                   TERRA SYSTEMS, INC. AND SUBSIDIARY
                     (A Development Stage Company)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                   Cumulative For
                                                                     the Period
                                                                      February
                                                                      17, 1996
                                               For the Six Months    (Inception)
                                                    June 30,           Through
                                            ------------------------   June 30,
                                                2001        2000         2001
                                            -----------  -----------  -----------
Cash Flows From Operating Activities
 Net loss                                   $(1,580,227) $  (983,539) $(8,311,154)
 Adjustments to reconcile net loss to
    net cash used by operating activities:
   Depreciation and amortization                 61,639       62,463      602,530
   Loss on sale of investment securities              -            -       99,000
   Loss on sale of assets                             -            -        6,671
   Compensation paid with common stock
    and options, net of forfeitures           1,125,025      578,611    2,397,288
 Change in current assets and liabilities:
   Receivables                                   (2,970)      (1,150)     (10,410)
   Allowance for bad debt                         5,335            -        5,335
   Accounts payable                              20,390       14,879      593,662
   Accounts payable - related party              30,044       55,458      308,884
   Accrued liabilities                           84,417       89,261      810,778
   Accrued interest payable                      31,869       38,447      299,125
                                            -----------  -----------  -----------
     Net Cash Used by Operating Activities     (224,478)    (145,570)  (3,198,291)
                                            -----------  -----------  -----------
Cash Flows From Investing Activities
 Purchase of equipment                                -         (133)    (662,464)
 Organization costs paid                              -            -       (4,755)
 Proceeds from sale of assets                         -            -      117,715
                                            -----------  -----------  -----------
     Net Cash Used by Investing Activities            -         (133)    (549,504)
                                            -----------  -----------  -----------
Cash Flows From Financing Activities
 Proceeds from borrowings - stockholders              -            -      870,111
 Payments on borrowings - stockholders                -            -    (149,750)
 Short term advances                             30,000            -      30,000
 Proceeds from stock issuance and
  subscriptions                                 205,500      157,835   3,185,126
 Payments on capital lease obligations          (13,808)      (8,322)   (185,639)
                                            -----------  -----------  ----------
     Net Cash Provided by Financing
      Activities                                221,692      149,513   3,749,848
                                            -----------  -----------  ----------
Net Increase (Decrease) in Cash                  (2,786)       3,810       2,053

Cash at Beginning of Period                       4,839        1,429           -
                                            -----------  -----------  ----------
Cash at End of Period                       $     2,053  $     5,239  $    2,053
                                            ===========  ===========  ==========
Supplemental Cash Flow Information
 Interest Paid                              $     3,759  $         -

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

NOTE 2-RELATED PARTY TRANSACTIONS

     The Company entered into capital and operating lease obligations with a company under common ownership. The Company has violated its lease agreements by being delinquent in its payments regarding these leases. At June 30, 2001, the Company owed this related party $261,962 in delinquent rent, executory fees, late fees, sales tax, and cash advances. Certain Officers of the Company have from time to time advanced the Company funds used for operating expenses. At June 30, 2001, the Company owed these Officers $72,708. Total amounts due to Related Parties as shown on the balance sheet at June 30, 2001 are $334,671. All amounts are due on demand with no interest.

NOTE 3-SHORT-TERM ADVANCES

     An investor has advanced the Company $30,000 in anticipation of receiving stock. Accordingly, the transaction has been treated as a short-term advance to the Company. It is anticipated that the board and the investor will come to an agreement on the number of shares to issue and the advance will be reclassified to common stock in the future.

NOTE 4-STOCK RIGHTS

     During 2000, the Company entered into an agreement with a corporation for consultation and advisory services and issued options to purchase 250,000 shares of common stock at $0.50; 250,000 shares at $0.75; 250,000 shares at $1.00; and 250,000 shares at $1.25. On three separate occasions in January 2001, the Company modified the terms of the agreement by reducing the exercise price of 225,000 options exercisable at $0.50 per share to $0.20 per share; 200,000 options exercisable at $0.75 per share to $0.20 per share; 50,000 options exercisable at $0.75 per share to $0.25 per share; 250,000 options exercisable at $1.00 per share to $0.20 per share; and 100,000 options exercisable at $1.25 per share to $0.20 per share. In accordance with Financial Accounting Standards Board Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation, the options have been accounted for as variable and were thus revalued at the dates of the modifications. By modifying the exercise prices of the options, the Company recognized an additional $243,250 of consulting expense in January 2001.

NOTE 5-STOCK OPTIONS

     During January 2001, 1,750,000 employee options expired unexercised.

     During February 2001, the Company issued options to purchase 2,250,000 shares of common stock to employees of the Company at $0.20 per share. These options vested on the date of grant and are exercisable for two years. The options had an intrinsic value of $787,500 on the date of grant and were recognized as compensation expense on that date. The options had a fair value of $0.47 per share based on the Black-Scholes option pricing model with the following assumptions: risk free interest rate of
4.75 percent, volatility of 147.67 percent, expected dividend yield of 0 percent, and an expected life of two years.

     During the six months ended June 30, 2001, the Company (See
Note 6) exercised options to purchase 825,000 shares of common stock for $167,500 at prices ranging from $0.20 to $0.25 per share. $152,500 was exercised for cash and $15,000 was exercised for services.

     After taking into account the above option activity, the Company had 2,400,000 options outstanding at June 30, 2001.

NOTE 6-STOCKHOLDERS' EQUITY

     Common Stock Issued for Cash - During the six months ended June 30, 2001, the Company issued 260,000 shares of common stock for proceeds of $53,000 or $0.20 to $0.25 per share. The Company also issued 750,000 shares of common stock for proceeds of $152,500 or $0.20 to $0.25 per share relating to the exercise of stock rights.

     Common Stock Issued for Services - During the six months ended June 30, 2001, the Company issued 170,000 shares of common stock for consulting services. The shares were valued at $0.40 to $0.50 per share, and $75,250 was charged to consulting expense. The Company also issued 75,000 shares of common stock for consulting services relating to the exercise of stock rights.
The shares were valued at $0.20 per share, and $15,000 was charged to consulting expense.

NOTE 7-CONTINGENCIES

     Terra Systems, Inc. Versus a Former Director/Officer and Other Stockholders - The Company has filed a complaint in the Fourth District Court for the State of Utah against a former director and officer and other stockholders of the Company (the defendants) for using various forms of improper conduct and misrepresentations concerning their qualifications and intentions to obtain a significant number of the Company's shares. The Company is seeking a declaration by the court that the defendants have no right, title to or ownership of the Company's stock originally issued to the defendants. The defendants claim the Company and certain of its officers have engaged in fraudulent and conspiratorial conduct and have filed a counterclaim seeking the following: a dismissal of the Company's complaint, unspecified amount of damages resulting from the Company's refusal on March 1, 1997, to tender shares to the defendants that the defendants were entitled to sell, the removal of certain restrictions on the Company's stock, $60,000 for breach of an employment contract and interest, compensatory damages, and punitive damages in unspecified amounts, together with attorney fees.

     On October 9, 1999, the Court entered a partial summary judgment against one of the defendants in favor of the Company on all of its claims. The Court found that the damages sought against the defendant and an award of reasonable attorney's fees, and expenses incurred in connection with the case would be determined at a future date. The Court also found that the Company is entitled to a partial summary judgment against the same defendant for securities fraud, including rescission and restitution of the issuance of one million Terra Systems shares and additional damages to be determined in further proceedings before the Court. The amount of damages to be awarded has not yet been determined.

     The Company denies all material allegations against the Company and intends to fully defend against the counterclaim of the defendants and prosecute the Company's claims and actions against the defendants. This litigation is still in the discovery phase and the ultimate outcome cannot presently be determined. Accordingly, no adjustments have been made to the Company's financial position, results of operations or cash flows.

     Threatened Litigation - The Company and certain officers and directors of the Company received notice of threatened litigation from counsel for one of the Company's shareholders. The shareholder contends that these officers and directors held and sold a number of Xullux shares that were free trading prior to the merger of Xullux and Terra Systems and that the alleged sale may have impacted the value of the shareholder's common stock. The shareholder claims that the defendants' ownership and alleged sale of Xullux stock was not disclosed to him at or during the time he contributed certain assets and other equipment to Terra Systems in exchange for the Terra Systems restricted stock. The shareholder seeks to return 125,000 shares to Terra Systems for value and seeks other monetary and punitive damages in an amount of not less than $1,500,000, including additional costs and attorney's fees. The Company denies all of the material allegations and claims of the shareholder. As of the date of this report, the Company knows of no lawsuit filed by this shareholder. Currently, the ultimate outcome of this situation cannot presently be determined. Accordingly, no adjustments have been made to the Company's financial position, results of operations or cash flows.

     Based on the uncertain outcome of these contingencies, no provision for any loss or gain that may result upon adjudication has been made in the accompanying financial statements, and the possible effect it will have on future financial statements is unknown.

NOTE 8-BUSINESS CONDITION

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six-month periods ended June 30, 2001 and 2000, the Company incurred net losses of $1,580,227 and $983,539, respectively. As of June 30, 2001, the Company's losses accumulated from inception totaled $8,311,154. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

     The Company's management is in the process of negotiating various agreements to perform research on and the development of pneumatic conveyance systems to handle materials in a bulk state in industrial research and processing. Management also intends to use capital and debt financing as needed to supplement the cash flows that potentially could be generated through the successful negotiation of agreements. The Company entered into an agreement with a corporation for consultation and advisory services related to business management and marketing. As a result of this agreement, the Company received $205,500 for the issuance of common stock and options. This agreement allows for additional cash proceeds through the issuance of additional common stock and options.

NOTE 9-SUBSEQUENT EVENTS

     In July 2001, the Company was notified that a corporation owing the Company $5,335 in receivables at June 30, 2001, has filed for bankruptcy. The accompanying financial statements include an adjustment to allow against the $5,335 of receivables as uncollectable.

Item 2.  Management's Discussion and Plan of Operation

Special Cautionary Statement Regarding Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about our business, financial condition, and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by these forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying those expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees, and changes in the regulation of our industry.

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

General

     Terra Systems was incorporated in Utah on February 16, 1996, and is a development-stage company. Our primary business is the development and commercialization of our patented pneumatic accelerator. This device is a gas linear particle accelerator that conveys and processes bulk materials at high velocity in a particle isolate state, using air as the medium of movement. The traditional and more costly medium for processing bulk materials is water. Our technology operates efficiently at ambient temperatures and at low pressures and does not use water. We believe that most if not all organic and inorganic bulk materials used in basic industries (such as coal, gypsum, black sands, corn, rice, and wheat) can be more economically separated and classified by our dry-process technology. This capability facilitates a number of associated procedures, including:
drying, micropulverizing, mixing, forming, conveying, and loading. In addition, bulk materials can be beneficiated in important ways including moisture reduction, ash reduction, Btu enhancement, and electro-customization. Our system can perform multiple tasks, needs less maintenance, requires no chemical additives, and can improve the surrounding environmental quality.

     Our success and ability to compete will be dependent in part on the protection of our existing and potential patents, trademarks, trade names, service marks, and other proprietary rights. Thus, a majority of our research and development efforts has been focused on product development, testing, and patent application.

     We seek to continue developing our products internally through research and development, or if appropriate, through strategic partnerships. We expect, however, that if we can purchase or license products, services, or technologies from third parties at a reasonable cost, we will do so in order to avoid the time and expense involved in developing these products, services, or technologies.

Results of Operations

Six months ended June 30, 2001 compared to six months ended June
30, 2000

     From inception through June 30, 2001, we have incurred losses totaling $8,311,154 and generated revenues of $343,157 from operations. During the six months ended June 30, 2001, we had sales revenues of $2,970. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities, including sales made upon the exercise of stock options granted to XCEL Associates, Inc., and under an agreement dated March 29, 2000. XCEL has also been engaged to provide business management and marketing consultation services, including the review of our business plan, preparation of a company profile, recommendation of the company to various retail brokers, analysts, and institutional investors and bankers.

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

     While we have been able to generate testing and product development revenues since inception, we have been limited in the scope of potential clients that could be contacted until our patent application was approved. In January 2001, we received notification that we had been awarded a patent on our Pneumatic Accelerator. We expect that this will enhance our ability to pursue and enter into project development contracts.

     Our net loss for the six months ended June 30, 2001, was approximately $1,580,227, compared to a net loss for the six months ended June 30, 2000, of approximately $983,539. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the six months ended June 30, 2001, were approximately $1,543,012, of which approximately 78% were general and administrative. Our expenses for the six months ended June 30, 2000 were approximately $941,130, of which approximately 86% were general and administrative. For the six months ended June 30, 2001, we recognized compensation expense of approximately $787,500 in connection with the grant of stock options to employees. During that same period, we recognized approximately $243,250 of consulting expense in connection with the repricing of stock rights issued to non-employees. The recognition of these two items increased expenses by approximately $1,030,750, and represented approximately 67% of the expenses for the six months ended June 30, 2001. Approximately 60%, or $560,000 of the expenses for the six months ended June 30, 2000, was associated with the recognition of consulting expense in connection with the grant of stock rights to non-employees. For the six months ended June 30, 2001, depreciation and amortization expense was $61,638, compared to depreciation and amortization expense of $62,463 for the six months ended June 30, 2000.

Three months ended June 30, 2001 compared to three months ended
June 30, 2000

     Our net loss for the three months ended June 30, 2001, was approximately $252,914, compared to a net loss for the three months ended June 30, 2000, of approximately $214,283. The net loss was attributable to lower than expected revenues from sales of our products and services and higher research and development and general and administrative expenses. Our expenses for the three months ended June 30, 2001, were approximately $233,508, of which approximately 60% were general and administrative. Our expenses for the three months ended June 30, 2000 were approximately $194,843, of which approximately 66% were general and administrative. For the three months ended June 30, 2001, the depreciation and amortization expense was $30,408, compared to depreciation and amortization expense of $31,232 for the three months ended June 30, 2000.

     Since inception, we have realized minimal revenues while incurring normal fixed overhead and debt service costs. This operating trend is projected to continue for at least the remaining period of fiscal 2001 if we are unable to obtain a signed contract with a client.

     During the six months ended June 30, 2001, all elements of income and loss arose from continuing operations.
Future Business

     We see opportunities for our technology and business in an array of large industries, including power generation, agriculture, mining, environmental, construction, ceramics, and materials transportation. We anticipate that we will generate revenues through the sale of our proprietary equipment, fees, royalties, and profit sharing from licensing of our technology.

     We are continuing discussions with PacifiCorp and General Electric regarding pulverized coal processing for the utility industry. We have been working closely with management and engineering personnel from these two companies in the preliminary product design and development stages. A major objective of the proposed strategic business alliance with these entities will be to design a system that has the ability to produce low ash, low moisture, and ultra fine coal, which enhance the combustion process and reduce unburned carbon and NOx emissions. Our research and development team has been actively engaged in the design of a demonstration unit since the beginning of 2001. We currently anticipate that the design, testing, and modification of this demonstration unit will continue into the third quarter 2001.

     On March 28, 2001, we entered into an agreement with Ecology and Environment, Inc. (E&E), to jointly develop commercial opportunities for applications of our patented low-pressure pneumatic accelerator technology for environmental problems. E&E is an environmental consulting services company headquartered in Lancaster, New York. In addition to 25 offices located in the United States, E&E maintains a global presence with offices in 35 countries. This agreement establishes an alliance with an industry leader who has demonstrated a willingness to assist us in introducing our technology to a wider range of industries, as well as providing us with guidance in our marketing efforts to potential clients.

Liquidity and Capital Resources

     Given our current negative cash flows, it will be difficult for Terra Systems to continue as a going concern. While the recent issuance of a patent should allow us to more aggressively pursue revenue, and cash generating contracts and opportunities, it may be necessary to raise additional funds or reduce cash expenditures. Funds could be generated through the issuance of additional stock or through the sale of existing plant and office equipment. Cash expenditures could be eased through a reduction in overhead costs, including but not limited to labor and associated employee benefits.

     As mentioned in our audited financial statements included with our Form 10-KSB, our audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. 1Our product line is limited and it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If additional financing cannot be obtained, we may be required to scale back or discontinue operations. Even if additional financing is available there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will result in immediate and possibly substantial dilution to existing shareholders.

Recent Developments

     On July 18, 2001, we filed a registration statement on Form SB-2 for the registration of the offer and sale of up to 5,000,000 shares of common stock on a best-efforts basis. The registration statement was declared effective on August 7, 2001. Because it is a self-underwritten offering, there is no commitment on the part of any party to assist us in the offer and sale of the shares and we have received no commitment from any party for the purchase of any part of the shares. Therefore, there is no assurance that we will sell any part of the shares in the offering. Furthermore, we have incurred and will incur additional professional and other expenses associated with the preparation and filing of the registration statement and the offer and sale of the shares.

                           Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Terra Systems, Inc.



                              By:  /s/ Clayton Timothy
                                   ----------------------
                                   Clayton Timothy, CEO

                              Date:     August 13, 2001



                              By:  /s/ Robert Underwood
                                   ----------------------
                                       Robert Underwood
                                        Director

                              Date:      August 13, 2001


