Form 10QSB
period 2001-09-30
TERRA SYSTEMS CORP
filed 2006-04-03
CIK 1027876

================================================================================


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-31483

                               TERRA SYSTEMS CORP
                               ------------------
             (Exact name of registrant as specified in its charter)

                                      UTAH
                                      ----
          (State or other jurisdiction of incorporation or organization

                                   87-0476073
                                   ----------
                      (I.R.S. Employer Identification No.)

                7001 South 900 East, Ste 260, Midvale, Utah 84047
                -------------------------------------------------
                    (Address of principal executive offices)

                    5912 West 11600 South, Payson, Utah 84651
                    -----------------------------------------
                                 (Prior Address)

                                 (801) 208-1289
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:   None.

Securities registered pursuant to section 12(g) of the Exchange Act:
Common, $0.001 par value

Check whether the registrant  (1) has filed all reports  required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. (1) Yes     No  X  (2) Yes  X   No
                 ---    ---         ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class  Common  Stock,  $0.001  par  value  Outstanding  at  December  28,  2005:
41,302,288 shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes     X  No
---        ---

                               Terra Systems Corp

                                   Form 10-QSB
                    For The Quarter Ending September 30, 2001

Part I. Financial Information                                              Page

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of September 30, 2001
             and December 31, 2000 (Unaudited)                               2

            Consolidated  Statements  of  Operations  for the
             Three and Nine Months ended September 30, 2001,
             and  2000,  and  for  the   Cumulative   Period
             February 17, 1996 (Date of Inception) through
             September 30, 2001 (Unaudited)                                  3

            Consolidated  Statements  of Cash  Flows  for the
             Nine Months ended  September 30, 2001, and 2000
             and for the Cumulative Period February 17, 1996
             (Date of Inception) through
             September 30, 2001 (Unaudited)                                  4

            Notes to the Unaudited Consolidated Financial Statements         5

  Item 2.   Management's Discussion and Plan of Operation                    9

  Item 3.   Controls and Procedures                                         12

Part II. Other Information

  Item 1.   Legal Proceedings                                               12

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     13

  Item 3    Defaults on Senior Securities                                   13

  Item 4.   Other Information                                               13

  Item 5.   Exhibits                                                        13

  Signatures                                                                14

PART I. FINANCIAL INFORMATION

Item I. Financial Statements


                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                    September 30,   December 31,
                                                        2001            2000
                                                     -----------    -----------
Current Assets
  Cash                                               $     2,178    $     4,839
  Receivables                                              6,860          7,440
                                                     -----------    -----------
     Total Current Assets                                  9,038         12,279
                                                     -----------    -----------

Property and Equipment
  Leasehold improvements                                 331,642        331,642
  Furniture and equipment                                687,424        687,424
  Trucks and automobiles                                  22,000         22,000
  Software                                                10,380         10,380
  Less:  Accumulated depreciation                       (626,137)      (534,910)
                                                     -----------    -----------
     Net Property and Equipment                          425,309        516,536
                                                     -----------    -----------

Total Assets                                         $   434,347    $   528,815
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                   $   344,975    $   355,015
  Accounts payable to related party                      391,008        304,627
  Accrued liabilities                                    867,557        726,260
  Accrued interest payable                               316,175        267,256
  Capital lease obligation -
   current portion                                       237,955        248,432
  Notes payable to stockholders -
   current portion                                        79,088         79,088
                                                     -----------    -----------
     Total Current Liabilities                         2,236,758      1,980,678
                                                     -----------    -----------

Long-Term Liabilities

  Capital lease obligation -
   net of current portion                                      -          3,331
  Notes payable to stockholders -
   net of current portion                                577,429        577,429
                                                     -----------    -----------
     Total Long-Term Liabilities                         577,429        580,760
                                                     -----------    -----------

Stockholders' Deficit
  Common stock - $0.001 par value; 100,000,000
   shares authorized;  20,401,131 And 18,114,131
   shares issued and outstanding, respectively            20,401         18,114
  Additional paid-in capital                           6,169,707      4,689,448
  Common Stock subscribed                                 30,000              -
  Accumulated deficit                                 (8,596,728)    (6,730,927)
  Deferred compensation                                   (3,220)        (9,258)
                                                     -----------    -----------
     Total Stockholders' Deficit                      (2,379,840)    (2,032,623)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit          $   434,347    $   528,815
                                                     ===========    ===========

     See accompanying notes to condensed consolidated financial statements.


                                         TERRA SYSTEMS, INC AND SUBSIDIARY
                                           (A Development Stage Company)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                                                From Inception
                                                                                                    of the
                                     For the Three Months          For the Nine Months         Development Stage
                                      Ended September 30,           Ended September 30,       on February 17, 1996
                                  ---------------------------   ---------------------------         Through
                                      2001           2000           2001           2000       September 30, 2001
                                  ------------   ------------   ------------   ------------   --------------------
Revenues                          $      3,285   $        642   $      6,255   $      6,792   $           346,442
Cost of Revenues                             -              -            739          2,497               308,544
                                  ------------   ------------   ------------   ------------   --------------------

  Gross Profit                           3,285            642          5,516          4,295                37,898
                                  ------------   ------------   ------------   ------------   --------------------

Operating Expenses
  Research and development             (36,212)        34,424        248,587        108,073             1,588,239
  Selling and marketing expenses             -              -              -              -                     -
  General and administrative           280,319        145,990      1,476,894        951,008             5,869,972
  Depreciation and amortization         31,252         31,233         92,890         93,696               633,781
                                  ------------   ------------   ------------   ------------   --------------------
  Total Operating Expenses             275,359        211,647      1,818,371      1,152,777             8,091,992

     Loss from Operations             (272,074)      (211,005)    (1,812,855)    (1,148,482)           (8,054,094)
                                  ------------   ------------   ------------   ------------   --------------------

Nonoperating Income/(Expenses)
  Interest expense                     (13,501)       (15,503)       (52,949)       (61,576)             (438,671)
  Interest income                            1             11              3             22                 1,708
  Loss on sale of securities                 -              -              -              -               (99,000)
  Loss on sale of assets                     -              -              -              -                (6,671)
                                  ------------   ------------   ------------   ------------   --------------------

  Net Nonoperating Expenses            (13,500)       (15,492)       (52,946)       (61,554)             (542,634)
                                  ------------   ------------   ------------   ------------   --------------------

Net Loss                          $   (285,574)  $   (226,497)  $ (1,865,801)  $ (1,210,036)         $ (8,596,728)
                                  ============   ============   ============   ============   ====================

  Basic and Diluted Loss
   Per Share                      $      (0.01)  $      (0.01)  $      (0.10)  $      (0.07)
                                  ============   ============   ============   ============

  Weighted Average Shares
   Outstanding                      19,727,435     17,150,143     19,278,642     16,623,504
                                  ============   ============   ============   ============

                       See accompanying notes to condensed consolidated financial statements.


                                                         3


                               TERRA SYSTEMS, INC AND SUBSIDIARY
                                 (A Development Stage Company)
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                              From Inception
                                                                                  of the
                                                                             Development Stage
                                                                              on February 17,
                                                  For the Nine Months Ended        1996
                                                        September 30,             Through
                                                  -------------------------    September 30,
                                                     2001          2000             2001
                                                  -----------   -----------   ---------------
Cash Flows from Operating Activities:
  Net loss                                        $(1,865,801)  $(1,210,036)  $   (8,596,728)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization                       91,227        93,696          632,118
   Loss on sale of investment securities                    -             -           99,000
   Loss on sale of assets                                   -             -            6,671
   Stock based compensation                         1,373,500       625,623        2,645,763
   Deferred compensation                                6,038             -            6,038
  Changes in current assets and liabilities:
   Receivables                                            580          (935)          (6,860)
   Accounts payable                                   (10,040)       35,792          563,232
   Accounts payable - related party                    86,381        70,335          365,221
   Accrued liabilities                                141,297       146,890          867,658
   Accrued interest payable                            48,919        57,563          316,175
                                                  -----------   -----------   ---------------


  Net Cash Used in Operating Activities              (127,899)     (181,072)      (3,101,712)
                                                  -----------   -----------   ---------------

Cash Flows from Investing Activities:

  Purchase of equipment                                     -          (134)        (662,464)
  Organization costs paid                                   -             -           (4,755)
  Proceeds from sale of assets                              -             -          117,715
                                                  -----------   -----------   ---------------

  Net Cash Used in Investing Activities                     -          (134)        (549,504)
                                                  -----------   -----------   ---------------

Cash Flows from Financing Activities:

  Proceeds from borrowings - stockholders                   -             -          870,111
  Payments on borrowings - stockholders                     -             -         (149,750)
  Proceeds from stock issuance and subscriptions      109,046       195,835        3,088,672
  Proceeds from common stock subscribed                30,000             -           30,000
  Payments on capital leases                          (13,808)      (15,124)        (185,639)
                                                  -----------   -----------   ---------------

  Net Cash Provided by Financing Activities           125,238       180,711        3,653,394
                                                  -----------   -----------   ---------------

Net Increase (Decrease) in Cash                        (2,661)         (495)           2,178

Cash at Beginning of Period                             4,839         1,429                -
                                                  -----------   -----------   ---------------

Cash at End of Period                             $     2,178   $       934   $        2,178
                                                  ===========   ===========   ===============

Supplemental Cash Flow Information:
  Cash paid for interest                          $     4,013   $         -
Non Cash Investing and Financing Activities:
  Conversion of notes payable to equity           $   100,000   $         -
  Redemption of stock issued to officers          $    56,200   $         -


            See accompanying notes to condensed consolidated financial statements.

                                              4

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company, and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

     The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2000. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2001

NOTE 2 - RELATED PARTY TRANSACTIONS

     The Company entered into capital and operating lease obligations with a company under common ownership. The Company has violated its lease agreements by being delinquent in its payments regarding these leases. At September 30, 2001, the Company owed this related party $284,803 in delinquent rent, executory fees, and late fees, sales tax, and cash advances. Certain officers of the Company have from time to time advanced the Company funds used for operating expenses. All amounts are due on demand with no interest. In addition, the Company has notes payable outstanding and accrued interest payable. At September 30, 2001, the Company owed these officers $1,316,852. Total amounts due to related parties as shown on the balance sheet as of September 30, 2001 are $1,601,655.

NOTE 3-SHORT-TERM ADVANCES

     An investor has advanced the Company $30,000 in anticipation of receiving stock. Accordingly, the transaction has been treated as a short-term advance to the Company. It is anticipated that the board and the investor will come to an agreement on the number of shares to issue and the advance will be reclassified to common stock in the future.

NOTE 4 - STOCKHOLDERS' DEFICIT

     Common Stock Issued for Cash - During the nine months ended September 30, 2001, the Company issued 1,542,000 shares of common stock for proceeds of $261,546 or $0.19 to $0.25 per share. The Company also issued 750,000 shares of common stock for proceeds of $152,500 or $0.20 to $0.25 per share relating to the exercise of stock rights.

     Common Stock Issued for Services - During the nine months ended September 30, 2001, the Company issued 670,000 shares of common stock for consulting services. The shares were valued at $0.20 to $0.50 per share, and $175,250 was charged to consulting expense. The Company also issued 75,000 shares of common stock for consulting services relating to the exercise of stock rights. The shares were valued at $0.20 per share, and $15,000 was charged to consulting expense.

NOTE 5 - STOCK RIGHTS

     On March 29, 2000, the Company entered into an agreement with a corporation

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

for consultation and advisory services related to business management and marketing. In consideration for the services to be provided, the Company agreed to grant the corporation the right to purchase 50,000 equity units at a purchase price of $5.00 per unit. Each unit consists of 20 freely tradable common shares and the option to purchase five shares at $0.50, five shares at $0.75, five shares at $1.00, and five shares at $1.25 - all freely tradable shares.

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

     By December 31, 2000, the corporation exercised its right and purchased 20,000 equity units for $100,000 or $0.25 per share, purchased 18,750 equity units for $75,000 or $0.20 per share and purchased 11,250 equity units by providing services valued at $45,000 or $0.20 per share. In connection with the exercise of these stock rights, the Company issued options to purchase an additional 250,000 shares at $0.50, 250,000 shares at $0.75, and 250,000 shares at $1.00 and 250,000 shares at $1.25.

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

NOTE 6 - STOCK OPTIONS

     During January 2001, 2,500,000 employee options expired unexercised.

     During February 2001, the Company issued options to purchase 2,250,000 shares of common stock to employees of the Company at $0.20 per share. These options vested on the grant date and are exercisable for two years. The options had an intrinsic value of $787,500 on the grant date and were recognized as compensation expense. The options had a fair value of $0.47 per share based on the Black-Scholes option pricing model with the following assumptions: risk free

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

interest rate of 4.75 percent, volatility of 147.67 percent, expected dividend yield of 0 percent, and an expected life of two years.

     During the nine months ended September 30, 2001, the Company (See Note 5) exercised options to purchase 825,000 shares of common stock for $167,500 at prices ranging from $0.20 to $0.25 per share. Options of $152,500 were exercised for cash and $15,000 was exercised for services.

     After taking into account the above option activity, the Company had 2,250,000 options outstanding as of September 30, 2001.


NOTE 7 - CONTINGENCIES

     Terra Systems, Inc. Versus a Former Director/Officer and Other Stockholders
- The Company has filed a complaint against a former director and officer and other stockholders of the Company (the defendants) for using various forms of improper conduct and misrepresentations concerning their qualifications and intentions to obtain a significant number of the Company's shares. The Company is seeking a declaration by the court that none of the defendants have any right, title to or ownership of the Company's stock originally issued to the defendants. The defendants claim the Company and certain of its officers have engaged in fraudulent and conspiratorial conduct and have filed a counterclaim seeking the following: a dismissal of the Company's complaint, unspecified amount of damages resulting from the Company's refusal on March 1, 1997 to tender shares to the defendants that the defendants were entitled to sell, the removal of certain restrictions on the Company's stock, $60,000 for breach of an employment contract and interest, compensatory damages and punitive damages in unspecified amounts, and attorney fees.

     On October 9, 1999, the Court entered a partial summary judgment against one of the defendants in favor of the Company on all of its claims. The Court found that the damages sought against the defendant and an award of reasonable attorney's fees, and expenses incurred in connection with the case shall be determined at a future date. The Court also found that the Company is entitled to a partial summary judgment against the defendant for securities fraud, including rescission and restitution of the issuance of one million Terra Systems shares and additional damages to be determined in further proceedings before the Court. The amount of damages to be awarded has not yet been determined. The court subsequently awarded a summary judgment in favor of the company. During the year 2000, the Company recovered 1,000,000 shares of restricted stock from the defendant. On advice of council, no further action will be taken in this matter.

     Threatened Litigation -- The Company and certain officers and directors of the Company received notice from a litigant's legal counsel of threatened litigation in 1999, and suit was filed in September 1999. The litigant contended that certain current officers and directors held and sold a number of Xullux shares that were free trading prior to the merger of Xullux and Terra Systems. Plaintiff claimed that the alleged sale could have impacted the value of the litigant's shares in the company. The litigant claimed that the defendant's ownership and alleged sale of Xullux stock was not disclosed to him at or during the time he contributed certain assets and other equipment to Terra Systems in exchange for the Terra Systems restricted stock. The litigant sought to return 125,000 shares to Terra Systems for value and sought other monetary and punitive damages in an amount of not less than $1,500,000 including additional costs and attorney's fees. The Company denied all of the material allegations and claims of the litigant. During the period covered by this report, the ultimate outcome of this situation could not be determined. Accordingly, no adjustments have been made to the Company's financial position, results of operations or cash flows.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Based on the uncertain outcome of these contingencies, no provision for any loss or gain that may result upon adjudication has been made in the accompanying financial statements, and the possible effect it will have on future financial statements is unknown.

     Subsequent to the period covered by this report, in June 2003, the Company entered into an agreement to settle this litigation, and in March 2005, the Company paid $35,000 to settle this claim. In addition 200,000 shares of restricted stock were issued and the company assumed a liability of $150,000.

NOTE 8 - BUSINESS CONDITION

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine-month periods ended September 30, 2001 and 2000, the Company incurred net losses of $1,865,801 and $1,210,036, respectively. As of September 30, 2001, the Company's losses accumulated from inception totaled $8,596,728. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

     NOTE: This Quarterly Report for the period ended September 30, 2001, was prepared in December 2005, in connection with the Company's efforts to become current in its public reporting.

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

     Our success and ability to compete will be dependent in part on the protection of our existing and potential patents, trademarks, trade names, service marks, and other proprietary rights. Thus, a majority of our research and development efforts have been focused on product development, testing, and patent application.

     We seek to continue developing our products internally through research and development, or if appropriate, through strategic partnerships. We expect, however, that if we can purchase or license products, services, or technologies from third parties at a reasonable cost, we will do so in order to avoid the time and expense involved in developing these products, services, or technologies.

Results of Operations

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

     From inception through September 30, 2001, we incurred losses totaling $8,596,728 and generated revenues of $346,442 from operations. During the nine months ended September 30, 2001, we had sales revenues of $6,255. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities, including sales made upon the exercise of stock options granted to XCEL Associates, Inc., and under an agreement dated March 29, 2000. XCEL has also been engaged to provide business management and marketing consultation services, including the review of our business plan, preparation of a company profile, recommendation of the company to various retail brokers, analysts, and institutional investors and bankers.

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

     Our net loss for the nine months ended September 30, 2001, was approximately $1,865,801, compared to a net loss for the nine months ended September 30, 2000, of approximately $1,210,036. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the nine months ended September 30, 2001, were approximately $1,818,371 of which approximately 81% were general and administrative. Our expenses for the nine months ended September 30, 2000 were approximately $1,152,777, of which approximately 83% were general and administrative. For the nine months ended September 30, 2001, we recognized compensation expense of approximately $787,500 in connection with the grant of stock options to employees. During that same period, we recognized approximately $243,250 of consulting expense in connection with the repricing of stock rights issued to non-employees. The recognition of these two items increased expenses by approximately $1,030,750, and represented approximately 67% of the expenses for the nine months ended September 30, 2001. Approximately 60%, or $560,000 of the expenses for the nine months ended September 30, 2000, was associated with the recognition of consulting expense in connection with the grant of stock rights to non-employees. For the nine months ended September 30, 2001, depreciation and amortization expense was $91,227, compared to depreciation and amortization expense of $93,696 for the nine months ended September 30, 2000.

Three months ended September 30, 2001 compared to three months ended September 30, 2000

     Our  net  loss  for  the  three  months  ended   September  30,  2001,  was
approximately $285,574, compared to a net loss for the three months ended September 30, 2000, of approximately $226,497. The net loss was attributable to lower than expected revenues from sales of our products and services and higher research and development and general and administrative expenses. Our expenses for the three months ended September 30, 2001, were approximately $275,359, of which approximately 99% were general and administrative. Our expenses for the three months ended September 30, 2000 were approximately $211,647, of which approximately 69% were general and administrative. For the three months ended September 30, 2001, the depreciation and amortization expense was $31,252, compared to depreciation and amortization expense of $31,233 for the three months ended September 30, 2000.

     Since inception, we have realized minimal revenues while incurring normal fixed overhead and debt service costs. This operating trend is projected to continue for at least the remaining period of fiscal 2001 if we are unable to obtain a signed contract with a client.

     During the nine months ended September 30, 2001, all elements of income and loss arose from continuing operations.

Future Business

     We see opportunities for our technology and business in an array of large industries, including power generation, agriculture, mining, environmental, construction, ceramics, and materials transportation. We anticipate that we will generate revenues through the sale of our proprietary equipment, fees, royalties, and profit sharing from licensing of our technology.

     We are continuing discussions with PacifiCorp and General Electric regarding pulverized coal processing for the utility industry. We have been working closely with management and engineering personnel from these two companies in the preliminary product design and development stages. A major objective of the proposed strategic business alliance with these entities will be to design a system that has the ability to produce low ash, low moisture, and ultra fine coal, which enhance the combustion process and reduce unburned carbon and NOx emissions. Our research and development team has been actively engaged in the design of a demonstration unit since the beginning of 2001. We currently anticipate that the design, testing, and modification of this demonstration unit will continue.

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

     As mentioned in our audited financial statements included with our Form 10-KSB, our audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. Our product line is limited and it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If additional financing cannot be obtained, we may be required to scale back or discontinue operations. Even if additional financing is available there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will result in immediate and possible substantial dilution to existing shareholders.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

     In December 2005, in connection with the preparation of this report, our Chief Executive Officer and a consultant performing certain services typically performed by a chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a 14(c) and 15d 14(c)) as of the end of the period covered by this quarterly report. Based on that evaluation, they concluded that our current disclosure controls and procedures were effective in providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

     While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

Changes in Internal Controls.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Terra Systems, Inc. Versus a Former Director/Officer and Other Stockholders
- The Company has filed a complaint against a former director and officer and other stockholders of the Company (the defendants) for using various forms of improper conduct and misrepresentations concerning their qualifications and intentions to obtain a significant number of the Company's shares. The Company is seeking a declaration by the court that none of the defendants have any right, title to or ownership of the Company's stock originally issued to the defendants. The defendants claim the Company and certain of its officers have engaged in fraudulent and conspiratorial conduct and have filed a counterclaim seeking the following: a dismissal of the Company's complaint, unspecified amount of damages resulting from the Company's refusal on March 1, 1997 to tender shares to the defendants that the defendants were entitled to sell, the removal of certain restrictions on the Company's stock, $60,000 for breach of an employment contract and interest, compensatory damages and punitive damages in unspecified amounts, and attorney fees.

     On October 9, 1999, the Court entered a partial summary judgment against one of the defendants in favor of the Company on all of its claims. The Court found that the damages sought against the defendant and an award of reasonable attorney's fees, and expenses incurred in connection with the case shall be determined at a future date. The Court also found that the Company is entitled to a partial summary judgment against the defendant for securities fraud, including rescission and restitution of the issuance of one million Terra Systems shares and additional damages to be determined in further proceedings before the Court. The amount of damages to be awarded has not yet been determined. The court subsequently awarded a summary judgment in favor of the company. During the year 2000, the Company recovered 1,000,000 shares of restricted stock from the defendant. On advice of council, no further action will be taken in this matter.

     Threatened Litigation - The Company and certain officers and directors of the Company received notice from a litigant's legal counsel of threatened litigation in 1999, and suit was filed in September 1999. The litigant contended that certain current officers and directors held and sold a number of Xullux shares that were free trading prior to the merger of Xullux and Terra Systems. Plaintiff claimed that the alleged sale could have impacted the value of the litigant's shares in the company. The litigant claimed that the defendant's ownership and alleged sale of Xullux stock was not disclosed to him at or during the time he contributed certain assets and other equipment to Terra Systems in exchange for the Terra Systems restricted stock. The litigant sought to return 125,000 shares to Terra Systems for value and sought other monetary and punitive damages in an amount of not less than $1,500,000 including additional costs and attorney's fees. The Company denied all of the material allegations and claims of the litigant. During the period covered by this report, the ultimate outcome of this situation could not be determined. Accordingly, no adjustments have been made to the Company's financial position, results of operations or cash flows.

     Based on the uncertain outcome of these contingencies, no provision for any loss or gain that may result upon adjudication has been made in the accompanying financial statements, and the possible effect it will have on future financial statements is unknown.

     Subsequent to the period covered by this report, in June 2003, the Company entered into an agreement to settle this litigation, and in March 2005, the Company paid $35,000 to settle this claim. In addition 200,000 shares of restricted stock were issued and the company assumed a liability of $150,000.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the period covered by this report, the Company sold an aggregate of 1,032,000 shares. The Company used the proceeds of the sales of the shares for general business development, expenses, and working capital. The sales of shares to the buyers were made in reliance on Section 4(2) of the 1933 Act, and rules and regulations promulgated thereunder, as a transaction not involving any public offering. No advertising or general solicitation was employed in the issuance of the securities.

Item 3. Default on Senior Securities

     None

Item 4. Other information

     As noted above, this Quarterly Report was prepared in December 2005, in connection with the Company's efforts to become current in its periodic reporting.

Item 5. Exhibits

     31.1   Section 302 Certification of Chief Executive Officer
     31.2   Section  302  Certification  of  Consultant   Performing   certain
            services for the Company commonly performed by a Chief Financial Officer
     32.1   Section 1350 Certification
     32.2   Section 1350 Certification

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            Terra Systems, Inc.



            By:   /s/ Clayton Timothy
                  ----------------------------------
                  Clayton Timothy
                  CEO

            Date: March 30, 2006
                  ----------------------------------


            By:   /s/ Mark Faerber
                  -----------------------------------
                  Mark Faerber
                  Consultant performing certain services for the Company commonly performed by a Chief Financial Officer

            Date: March 30, 2006
                  ----------------------------------