Form 10KSB
period 2001-12-31
TERRA SYSTEMS CORP
filed 2006-04-05
CIK 1027876

================================================================================


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-31483

                               TERRA SYSTEMS CORP
                               ------------------
             (Exact name of registrant as specified in its charter)

                                      UTAH
                                      ----
         (State or other jurisdiction of incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class  Common  Stock,  $0.001 par value  Outstanding  as of December  28,  2005:
41,302,288 shares

Check whether there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes   X   No
                                 ---      ---

State issuer's revenue for the fiscal year ended December 31, 2001: $6,255

As of December 31, 2001, the registrant had 21,791,565 shares of common stock outstanding. The aggregate market value of the 17,142,748 shares of voting stock held by non-affiliates as of that date was approximately $3,942,832.

As of December 28, 2005, when this report was prepared, the registrant had 41,302,288 shares of common stock outstanding. The aggregate market value of the 31,455,345 shares of voting stock held by non-affiliates as of that date was approximately $20,131,420.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS

                                     PART I

Item 1.    Description of Business                                            4
Item 2.    Description of Property                                           10
Item 3.    Legal Proceedings                                                 11
Item 4.    Submission of Matters to a Vote of Security Holders               11

                                     PART II

Item 5.    Market for Common Equity, Related Stockholder Matters
             and Issuer Purchase of Securities                               12
Item 6.    Management's Discussion and Analysis                              13
Item 7.    Financial Statements                                              16
Item 8.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                              16
Item 8A.   Controls and Procedures                                           16
Item 8B.   Other Information                                                 17

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
            Persons, Compliance with Section 16(a) of the Exchange Act       17

Item 10.   Executive Compensation                                            18

Item 11.   Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                       19

Item 12.   Certain Relationships and Related Transactions                    20

Item 13.   Exhibits and Reports on Form 8-K                                  20

Item 14.   Principal Accountant Fees and Services                            21

Signatures                                                                   22

                                     PART I

Item 1.  Description of Business

Note: This Annual Report for the year ended December 31, 2001, was prepared in December 2005 in connection with the Company's efforts in becoming current in its periodic reporting.

         BUSINESS

         Business Overview

         We were formed as a Utah corporation on February 16, 1996 under the name Terra Systems, Inc., and are a development stage company whose primary business purpose is the development and commercialization of a pneumatic conveyance system to handle materials in a bulk state.

         On May 1, 1996, we merged with Xullux, Inc., a Utah corporation. In the merger, our shareholders received 48,000,000 shares of Xullux common stock in exchange for their shares of Terra Systems common stock. Following the reorganization, Xullux changed its name to Terra Systems, Inc. In this report, reference to the terms "Terra Systems," "we," "us," "our," and "the company" refer collectively to Terra Systems, Inc. and its predecessors, unless the context clearly indicates otherwise.

         Our common stock began trading in July 1996 and was quoted under the ticker symbol "TSYI" on the OTC Bulletin Board in 2001. As of November 15, 2001 the stock ceased to trade on the OTC Bulletin Board, and began trading on the Pink Sheets under the ticker symbol TSYI.PK.

         Products

         Our principal product is a low-pressure pneumatic conveyance system. Low-pressure systems such as our system are used in connection with the pulverization, moisture control, classification, transport, and processing of bulk materials in a number of basic industries.

         Our system relies on a slow moving laminar flow gas bearing to allow for the transportation of material through a carrying duct. A laminar flow gas bearing is formed when the air in the center of a pipeline is surrounded by a slow moving turbulent flow boundary air layer next to the inside wall of the pipe. It is referred to as a boundary because it acts to insulate the pipe from severe abrasive contact with the transported material. The amount of wear and tear or erosion on the inside of a pipe caused by the flow of a given material is referred to in the industry as the abrasion signature. Our process reduces this abrasion signature because the material being transported is caught up and carried by the faster moving gas in the center of the pipe. Unlike high-pressure conveyance systems, low-pressure systems do not allow for the build-up or caking of material inside the containment pipe. In pneumatic conveyance, caking occurs when dust combines with moisture and starts to gradually build up on the inside wall of the pipe.

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

         The prospective markets for our industrial particle accelerator include power generation, mining, agriculture, environmental, ceramics, construction, and materials transportation. We believe that because of the nature and flexibility of our process, many bulk materials used in basic industries can be economically separated, classified, and otherwise processed.

         Distribution, Marketing, and Customer Relations

         Our marketing strategy is to promote, advertise and increase our brand visibility and attract new customers through multiple channels, including:

         *        Developing strategic alliances;
         *        Establishing our brand name; and
         *        Direct marketing to existing and potential customers.

         We believe that the use of multiple marketing channels will reduce our reliance on any one source for obtaining customers. This in turn will lower costs and maximize brand awareness.

         Strategic alliances

         We do not currently have any strategic alliances. We do, however, believe that future joint venture relationships will allow us to gain additional insight, expertise and penetration into markets where joint venture partners already operate and may serve to increase our revenue and income growth. We expect to review potential strategic alliance candidates and to enter into agreements in the future should we feel these alliances would be in the best interest of the company.

         Establish our name brand

         We cannot guarantee that we will be able to successfully market and distribute our services in either the United States or other countries, and the failure to do so could have an adverse effect on our operations. We believe that building awareness of the Terra Systems brand is important in establishing and expanding our customer base. We currently have a web site (www.tsyi.com) and will use traditional media as our revenues permit, to attract new customers. We are providing an inactive textual reference only to our website because it does not constitute a part of this report.

         Direct marketing

         To date our marketing activity has been largely word-of-mouth referrals, on-site demonstrations, as well as contacts generated from our web site. We plan to move forward with industrial and agricultural clients entering into exclusive licensing agreements, which we expect to generate fees and royalty revenues.

         We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat business depends, in part, on the strength of our customer support and service operations and staff. We value frequent communication with and feedback from our clients to continually improve our services. We focus on designing high quality applications - engineered products that are designed to address specific customer needs. Although our existing customer relationships are strong, our operating results may fluctuate due to factors such as the addition or loss of significant customers.

         Industry Background and Competitive Conditions

         Nearly all bulk materials used in basic industries can or must be separated, pulverized, classified, or otherwise enhanced. Opportunities exist for many applications in both organic and inorganic materials in an array of large industries, including power generation, mining, agriculture, environmental, ceramics, construction, and materials transportation. Our main competition consists of companies providing or engaging in traditional methods of pulverization and transport of bulk materials; these include manufacturers of roller mills and ball mills. We believe that we compete on the basis of the unique nature of our technology. Specific competitors in our industry would be Bechtel, Babcock & Wilcox, and Ecology & Environment. These companies provide coal pulverization, mineral processing, and remediation of industrial wastes. They are larger, better funded and possess greater name recognition and reputation in the market than Terra Systems. There is no assurance that we will be able to compete successfully against these larger players in the industry.

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

         The following is a partial list of major industries where our technology could be adopted or utilized.

         *        Coal
                  *        Reduce moisture
                  *        Reduce ash
                  *        Raise heat (Btu) value
                  * Micropulverize (80% of coal throughput ground down to 325 mesh)
                  *        Transport
                  *        Reclaim from gob piles

         *        Electric  Power  Generation  With Coal
                  *        Reduce air pollution emissions, especially Nox
                  *        See "Coal" above
                  *        Contain fugitive dust

         *        Agriculture
                  *        Rice, coarse grains, sugar
                           *        Drying
                  *        Soil conditioning
                           *        Restore depleted trace minerals

         *        Environmental
                  *        Extract/dry/remove waste from
                           *        Food processing
                           *        Animals
                           *        Industry
                           *        Radioactive materials

         *        Mining

                  *        Precious metals
                           *        Classify and concentrate desired ores


         *        Construction
                  *        Cement and concrete

         *        Ceramics
                  *        Micropulverize

         *        Transportation
                  *        Waterways
                  *        Dredging
                  *        Loading/unloading/transloading

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

         We cannot guarantee that any of our future patent applications will result in issued patents, nor can we assure that we will develop more proprietary technologies that are patentable. Patents issued may not provide a basis for commercially viable products or may not provide any competitive advantages. Third parties could challenge our patents. The patents of others could limit our ability to use some of our processes or technologies. Any of these situations could have a material adverse effect on our ability to do business. We cannot prevent others from independently developing similar or alternative technologies, duplicating any of our technologies, or, if patents are issued to us, designing around our patented technologies. We could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate these suits against possible infringers of our patent rights.

         Others may have filed and in the future are likely to file patent applications that are similar or identical to ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. Those proceedings could result in substantial cost to us. We cannot ensure that any such third-party patent application will not have priority over ours. Additionally, the laws of some foreign countries may not protect our patent and other intellectual property rights to the same extent as the laws of the United States.

         Our future prospects also depend in part on our neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. We cannot guarantee that we will not infringe the patents, licenses or other proprietary rights of third parties. We could in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against our strategic partners or us that claim damages and seek to enjoin commercial activities relating to the affected products and processes could subject us to potential liability for damages. Those legal actions could also require our strategic partners or us to obtain a license in order to continue to manufacture or market the affected products and processes. We cannot ensure that our strategic partners or we would prevail in any action. We cannot ensure that any license, including licenses proposed by third parties, required under any patent would be available on terms that are commercially acceptable, if at all. We have not conducted an exhaustive patent search and we cannot ensure that patents do not exist or could not be filed that would have a material adverse effect on our ability to develop and market our products. If we become involved in such litigation, it could consume a substantial portion of our managerial and financial resources, which would have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners.

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

         Employees

         As of December 31, 2001, we had four full-time employees and three consultants and advisors. There were no organized labor agreements or union agreements between Terra Systems and our employees. We believe that our relations with our employees have been and will continue to be good.

RISK FACTORS

         We have a history of losses and an accumulated deficit of approximately $6,730,927 as of December 31, 2000, and $9,087,545 as of December 31, 2001. If
we do not become profitable or maintain profitability in the future, we may not be able to continue to operate.

         We incurred net losses of approximately $9,087,545 for the period from February 1996 through December 31, 2001. We expect to continue to incur substantial net losses in the foreseeable future. If we do not become profitable within the time frame expected by investors, the market price of our common stock likely will decline. If we continue to incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. We do not know when or if we will become profitable. If we do achieve profitability, we may not sustain or increase profitability in the future. As a result, we may not be able to continue to operate.

         Our limited operating history makes it difficult to predict future results.

         Our business model is still emerging, and the revenue and income potential of our business and market are unproven. We have a limited operating history on which to base estimates for future performance. Our technology represents a new approach to the challenges presented in our selected markets, which to date have been dominated by established companies with longer operating histories. Although we expect that ongoing negotiations with potential clients may result in the finalization of feasibility study and licensing agreements that would result in revenues and cash flows, there is no assurance that we will be successful in those negotiations. Key markets within our industry may fail to adopt our proprietary technologies and products, or we may not be able to establish distribution channels. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by companies in their early stages of development.

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

         Our reliance upon intellectual property licenses from third parties limits the control we have over aspects of our business development and may increase the expense of doing business, which would reduce profitability. In addition, the possibility of infringing upon the intellectual property rights of third parties may result in litigation and divert the attention of our management, adversely affecting our business.

         We may rely on intellectual property licenses from third parties, and may be required to license additional products or services in the future, for use in the general operations of our business plan. We cannot assure that these third party licenses will be available or will continue to be available to us on acceptable terms, if at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on our business, financial condition, or operating results. In addition, policing unauthorized use of our proprietary and other intellectual property rights could be expensive if not difficult or impossible.

         Additionally, we cannot guarantee that third parties will not bring claims of copyright or trademark infringement against, us or claim that aspects of our processes or other features violate a patent they may hold. There can be no assurance that third parties will not claim that we have misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, or require us to enter into costly royalty or licensing arrangements. These potentialities could have a material adverse effect on our business, financial condition, or operating results.

         Our inability to effectively manage growth may increase the cost of doing business or result in inefficiencies that would reduce cash available for growth and prevent us from becoming profitable.

         To execute our business plan, we must grow significantly. This growth will place a significant strain on our personnel, management systems, and resources. We expect that the number of our employees, including management-level employees, will continue to increase in the foreseeable future, and that we may need additional office space and expanded technological infrastructure. Failure to manage growth effectively will materially adversely affect our business, results of operations, and financial condition.

         We may not obtain sufficient patent protection, which could harm our competitive position and increase our expenses.

         Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. Currently, one of our patent applications has been allowed. These legal protections afford only limited protection for our technology, and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that:

         *        our pending patent applications may not be issued;

         * competitors may independently develop similar technologies or design around our patents;

         * patents issued to us may not be broad enough to protect our proprietary rights; and

         *        any issued patent could be successfully challenged.

         Our stock is considered a penny stock. Penny stocks are subject to special regulations, which may make them more difficult to trade on the open market.

         Our common stock trades on the Pink Sheets under the ticker symbol "TSYI.pk." Securities in the Pink Sheets market are generally more difficult to trade than those on the Nasdaq National Market, the Nasdaq SmallCap Market or the major stock exchanges. In addition, accurate price quotations are more difficult to obtain. Additionally, our common stock is subject to special regulations governing the sale of penny stock.

         A "penny  stock," is  defined  by  regulations  of the  Securities  and

Exchange Commission as an equity security with a market price of less than $5.00 per share. However, an equity security with a market price under $5.00 will not be considered a penny stock if it fits within any of the following exceptions, which are not applicable to our securities:

         * the equity security is listed on Nasdaq or a national securities exchange;

         * the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least $5,000,000, or (b) average annual revenue of at least $6,000,000; or

         * the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least $2,000,000.

         If you buy or sell a penny stock, these regulations require that you receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock would be subject to Rule 15g-9 of the Exchange Act, which relates to non-Nasdaq and non-exchange listed securities. Under this rule, broker-dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

         Penny stock regulations will tend to reduce market liquidity of our common stock, because they limit the broker-dealers' ability to trade, and a purchaser's ability to sell the stock in the secondary market. The low price of our common stock will have a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock may also limit our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of many institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, our shareholders will pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the statements under "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," "Business," and elsewhere in this report constitute forward-looking statements. These statements involve risks known to us, significant uncertainties, and other factors which may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by those forward-looking statements.

         You can identify forward-looking statements by the use of the words "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "proposed," or "continue" or the negative of those terms. These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risks outlined above. These factors may cause our actual results to differ materially from any forward-looking statement.

         Although   we  believe   that  the   expectations   reflected   in  the
forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Item 2.  Description of Property

         By year end 2001, our corporate headquarters moved to leased space located at: 51 South Geneva Road, Lindon, Utah 84052. The company was compelled to move headquarters to Lindon, Utah in October, 2001 due to zoning issues at the previous location. In October 2001, The Company entered into a month to month lease agreement for 5,000 square feet of office and warehouse space. The Company owned $13,000 in office equipment and $94,000 in shop equipment net of depreciation.

Item 3.  Legal Proceedings

         Terra Systems, Inc., and its officers and directors were parties to a lawsuit, Civil No. 97-0400506, pending in the District Court for the Fourth Judicial District in and for Utah County, State of Utah. The parties to this action were Terra Systems; Kent Harmon; and Clayton Timothy, Plaintiffs, v. Wayne Hanson; Howard H. Hucks, individually and as Trustee of CHT Holding Trust; Valgene Blackburn; and CHT Holding Trust, Defendants. This action was initiated when the Company filed a complaint against a former director and officer and other shareholders and alleged that they had engaged in improper conduct and misrepresentations concerning their qualifications and intentions to obtain a significant number of shares of common stock. We sought a declaration by the court that none of the defendants had any right, title to, or ownership of the common stock originally issued to them. The defendants claimed that the company and several of its officers had engaged in fraudulent and conspiratorial conduct, and defendants filed a counterclaim seeking (1) dismissal of our complaint, (2) an unspecified amount of damages resulting from our refusal on March 1, 1997 to tender shares to the defendants that they allege that they had the right to sell, (3) the removal of certain restrictions on the common stock,
(4) money damages of $60,000 for breach of an employment contract and interest, and compensatory damages and punitive damages in unspecified amounts, together with attorneys' fees.

         On October 9, 1999, the Court entered a partial summary judgment against one of the defendants in favor of the Company on all of its claims. The Court found that the damages sought against the defendant and an award of reasonable attorney's fees, and expenses incurred in connection with the case were to be determined at a future date. The Court also found that the Company was entitled to a partial summary judgment against the defendant for securities fraud, including rescission and restitution of the issuance of one million Terra Systems shares and additional damages to be determined in further proceedings before the Court. During the year 2000 the Company recovered the one million shares of Terra Systems, Inc. stock from the defendant. On the advice of Terra Systems, Inc.'s legal counsel no further litigation was pursued due to the fact that nothing more could be gained.

         Threatened Litigation -- The Company and certain officers and directors of the Company received notice from a litigant's legal counsel of threatened litigation in 1999. The litigant contended that certain then-current officers and directors held and sold a number of Xullux shares that were free trading prior to the merger of Xullux and Terra Systems, and that the alleged sale may have impacted the value of the litigant's Terra Systems restricted publicly issued shares in the company. The litigant claimed that the defendants' ownership and alleged sale of Xullux stock was not disclosed to him at or during the time he contributed certain assets and other equipment to Terra Systems in exchange for the Terra Systems restricted stock. The litigant sought to return 125,000 shares to Terra Systems for value and sought other monetary and punitive damages in an amount of not less than $1,500,000 including additional costs and attorney's fees.

         In June 2003, the Company entered into a Settlement Agreement and Mutual Release of All Claims pertaining to these claims. Terms of the agreement were to issue 200,000 shares of restricted stock to the plaintiff valued at $26,000 or $0.13 per share and would be deducted from amounts owed by the Company to a former officer. In addition to the stock, another, officer deeded to the plaintiff one-half interest in an industrial building that was personally owned by the officer. The value of the one half interest was determined to be $150,000. The Company agreed to reimburse the officer $150,000 for the interest given up. The Company also executed a note to the plaintiff for the amount of $22,000, which was due on October 1, 2003. If the note was not paid by October 1, 2003 it would go into default and the Company would owe $35,000. The Company defaulted on the original note and $35,000 was paid in March 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Securities

         MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Market For Common Stock

         In 2001, our common stock was traded on the OTC Bulletin Board through November 15, 2001, under the symbol "TSYI" and then began trading on the Pink Sheets therafter under the symbol "TSYI.pk"

         The following table contains information about the range of high and low bid prices for the common stock for each full quarterly period within the two most recent fiscal years, based upon reports of transactions on the OTC Bulletin Board (and giving effect to all stock splits occurring during that period or prior to the issuance of this report):

                                     High                       Low
2001
1st Quarter                          $0.85                      $0.32
2nd Quarter                          $0.50                      $0.30
3rd Quarter                          $0.38                      $0.28
4th Quarter                          $0.22                      $0.19

2000
1st Quarter                          $0.81                      $0.38
2nd Quarter                          $0.60                      $0.25
3rd Quarter                          $0.38                      $0.17
4th Quarter                          $0.72                      $0.22

1999
1st Quarter                          $0.65                      $0.63
2nd Quarter                          $0.88                      $0.22
3rd Quarter                          $1.13                      $0.50
4th Quarter                          $0.88                      $0.38

         The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

         The market price of the common stock is subject to significant fluctuations in response to variations in the our quarterly operating results, general trends in the market for our technologies, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On December 31, 2001, the closing bid price of the common stock as reported by the Pink Sheets was $0.19 per share.

         Holders

         As of December 31, 2001, there were approximately 250 shareholders of record of our common stock.

         Dividend Policy

         We have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future.

Sales of Unregistered Securities

         The following sets forth certain information for all securities we sold during the past three years without registration under the Securities Act.

1999

         In 1999, we issued 220,000 shares of common stock at a price of $0.25 per share for proceeds of $55,460; 125,000 shares at a price of $0.40 per share for proceeds of $50,000; and 360,000 shares at a price of $0.50 per share for proceeds of $180,000. In each instance, the purchasers of these securities were accredited or sophisticated investors, and each of them was afforded complete access to all of our books and records prior to their investment. We also issued 200,000 shares for the retirement of accounts payable to a related party, valued at $50,000 or $0.25 per share. On January 12, 1999, we issued stock options to five individual shareholders totaling 2,250,000 shares of common stock at a price of $0.20 per share. As of year-end December 31, 1999, we issued 166,286 shares of common stock at a price of $0.50; 50,000 shares at a price of $0.60; and 43,000 shares at a price of $0.70 for consulting services. Additionally, we offered 20,000 shares of our common stock to our employees as compensation for past and future services, with an option to purchase up to 100% of the shares back from the employees at par value within one year of granting the shares and up to 50% of the shares within two years of granting the shares.

2000

         During the twelve months ended December 31, 2000, we issued 343,340 shares of common stock at a price of $0.25 per share for proceeds of $85,836; 700,000 shares of common stock at a price of $0.25 per share for proceeds of $160,000; 25,000 shares of common stock at a price of $0.20 per share for proceeds of $5,000; 300,000 shares of common stock at a price of $0.20 per share for proceeds of $60,000; 225,000 shares of common stock at a price of $0.20 per share in consideration for services rendered; and 33,333 shares at a price of $0.30 per share for proceeds of $10,000. In each instance, the purchasers of these securities were accredited or sophisticated investors, and each of them were afforded complete access to all of our books and records prior to their investment. During the same period we issued 500,000 shares of common stock upon conversion of notes payable to a related party in the amount of $100,000 or $0.20 per share. In addition, during the twelve months ended December 31, 2000, we issued 197,400 shares at a price of $0.25; 99,338 shares at a price of $0.39, 62,920 shares at a price of $0.48; 60,000 shares at a price of $0.50; and 15,000 shares at a price of $1.00 for consulting services.

2001

         During 2001, we issued 290,000 shares of common stock at a price of $0.20 per share for proceeds of $58,000; 20,000 shares of common stock at a price of $0.25 per share for proceeds of $5,000; 32,000 shares of common stock at a price of $0.19 per share for proceeds of $6,046; 500,000 shares of common stock at a price of $0.10 per share for proceeds of $50,000; 130,434 shares of common stock at a price of $0.23 per share for proceeds of $30,000; 750,000 shares of common stock for proceeds of $152,500 or $0.20 to $0.25 per share relating to the exercise of stock rights; 75,000 shares of common stock valued at $0.20 per share relating to the exercise of stock rights with $15,000 charged to consulting expense; 500,000 shares of common stock valued at $100,000 or $0.20 per share as a stock subscription receivable; 72,500 shares of common stock at a price of $0.50 per share in consideration for services rendered; and 97,500 shares of common stock at a price of $0.40 per share in consideration for services rendered; 1,030,000 shares of common stock at a price of $0.20 per share in consideration for services rendered; 180,000 shares of common stock at a price of $0.15 per share in consideration for services rendered. The purchasers of these securities were accredited or sophisticated investors, and were afforded complete access to all of our books and records prior to investment


Item 6.  Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Please Note: This report,  including the following  Management's  Discussion and

Analysis Section, for the year ended December 31, 2001, was prepared in December 2005, in connection with the Company's efforts to become current in its periodic reporting.

         You should read the following description of our financial condition and results of operations in conjunction with the audited financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of business events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause a discrepancy include, but are not limited to, those discussed in "Risk Factors," "Business," and elsewhere in this report.

General

         Terra Systems was incorporated in Utah on February 16, 1996 and is a development-stage company. Our primary business is the development and commercialization of our patented pneumatic accelerator. This device is a gas linear particle accelerator that conveys and processes bulk materials at high velocity in a particle isolate state, using air as the medium of movement. The traditional, and more costly medium for processing bulk materials is water. Our technology operates efficiently at ambient temperatures and at low pressures and does not use water. We believe that most if not all, organic and inorganic bulk materials used in basic industries (such as coal, gypsum, black sands, corn, rice, and wheat) can be more economically separated and classified by our dry-process technology. This capability facilitates a number of associated procedures, including: drying, micropulverizing, mixing, forming, conveying, and loading. In addition, bulk materials can be beneficiated in important ways including moisture reduction, ash reduction, Btu enhancement, and electro-customization. Our system can perform multiple tasks, needs less maintenance, requires no chemical additives, and can improve the surrounding environmental quality.

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

Results of Operations

Year ended December 31, 2001 compared to year ended December 31, 2000
---------------------------------------------------------------------

         From inception through December 31, 2001, we have incurred losses totaling $9,087,545 and generated revenues of $346,442 from operations. During the year ended December 31, 2001, we had sales revenues of $6,255. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities, including sales made upon the exercise of stock options granted to XCEL Associates, Inc., and under an agreement dated March 29, 2000. XCEL has also been engaged to provide business management and marketing consultation services, including the review of our business plan, preparation of a company profile, recommendation of the company to various retail brokers, analysts, and institutional investors and bankers.

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

         Our net loss for the year ended December 31, 2001, was approximately $2,356,618, compared to a net loss for the year ended December 31, 2000, of approximately $1,520,209. The net loss was attributable to lower than expected revenues from sales of our products and services. Our operating expenses for the year ended December 31, 2001, were approximately $2,071,636, of which approximately 81% were general and administrative. Our operating expenses for the year ended December 31, 2000 were approximately $1,439,739, of which approximately 81% were general and administrative. For the year ended December 31, 2001, we recognized compensation expense of approximately $787,500 in connection with the grant of stock options to employees. During that same period, we recognized approximately $243,250 of consulting expense in connection with the repricing of stock rights issued to non-employees. The recognition of these two items increased expenses by approximately $1,030,750, and represented approximately 50% of the expenses for the year ended December 31, 2001. Approximately 27%, or $560,000 of the expenses for the year ended December 31, 2000, was associated with the recognition of consulting expense in connection with the grant of stock rights to non-employees. For the year ended December 31, 2001, depreciation and amortization expense was $124,143, compared to depreciation and amortization expense of $124,910 for the year ended December 31, 2000.

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

Liquidity and Capital Resources

         Given our current negative cash flows, it will be difficult for Terra Systems to continue as a going concern. While the recent issuance of a patent should allow us to more aggressively pursue revenue and cash generating contracts and opportunities, it may be necessary to raise additional funds or reduce cash expenditures. Funds could be generated through the issuance of additional stock or through the sale of existing plant and office equipment. Cash expenditures could be eased through a reduction in overhead costs, including but not limited to labor and associated employee benefits.

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

Periodic Reporting

         The Company was delinquent in filing its periodic reports from the quarter ended September 30, 2001, through the end of December 2005. The Company has prepared this report in connection with its efforts to become current in its periodic public reporting.

Item 7.  Financial Statements

         The Company's financial statements are located at the end of this Annual Report.

         Report of Independent Registered Public Accounting Firm          F-1

         Consolidated Balance Sheets - December 31, 2001 and 2000         F-2

         Consolidated Statements of Operations for the Years Ended
            December 31, 2001 and 2000 and for the Cumulative Period
            February 17, 1996 (Date of Inception) through
            December 31, 2001                                             F-3

         Consolidated Statement of Changes in Stockholders' Deficit
            for the Period February 17, 1996 through December 31, 2001    F-4

         Consolidated  Statements of Cash Flows for the Years Ended
            December 31, 2001 and 2000 and for the Cumulative Period
            February 17, 1996 (Date of Inception) through
            December 31, 2001                                             F-6

         Notes to Consolidated Financial Statements                       F-7


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

         In December 2005, in connection with the preparation of this report for the year ended December 31, 2001, our Chief Executive Officer and a consultant performing certain services for the Company commonly performed by a chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control Over Financial Reporting.

         There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 Assessment.

         Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-KSB for the fiscal year ending on December 31, 2007.

We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

Limitations on Effectiveness of Controls.

         A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.

Item 8B. Other Information

         None.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons,
         Compliance with Section 16(a) of the Exchange Act

MANAGEMENT

         The following table sets forth information about our board of directors and management team as of December 31, 2001.

Name                      Age            Position
----                      ---            --------

Clayton Timothy           53             Chief Executive Officer and Chairman
L. Kent Harmon            46             President and Director
Lloyd McEwan              72             Secretary, Treasurer, and Director
Leonard Howe              42             Technical Development
Robert Underwood          57             Director

         Clayton Timothy, Director and Chief Executive Officer- Mr. Timothy is the Chairman of the Board of Directors and our Chief Executive Officer. He has held those positions since October 1996. Prior to joining Terra Systems, Mr. Timothy was Vice President of Industrial Management and Engineering in Lehi,
Utah. He was responsible for corporate marketing and coordination of all projects. From 1990 to 1994, he was Executive Vice President and Director of COVOL Technologies, Inc., and its predecessor entities, of Lehi, Utah. Mr. Timothy has an Associate Degree in Mine Maintenance from the College of Eastern Utah.

         L. Kent Harmon, Director and President- Mr. Harmon is a member of the Board of Directors and our President. He has held these positions since October of 1996. Prior to his employment with Terra Systems he was President of Metredyne Imaging Services in Buena Park, California. Metredyne created and marketed diagnostic systems that quantified the extent of physical impairment caused by work related injuries. Mr. Harmon filed for personal protection under Chapter 13 of the Bankruptcy Code in January 2001. A plan for reorganization was submitted in March 2001, and a hearing on the plan is set for August 2001.

         Lloyd McEwan, Director, Secretary, and Treasurer- Mr. McEwan is a member of the Board of Directors and our Secretary and Treasurer. Prior to his employment with Terra Systems in 1996, he was the principal owner of State, Inc., which is a construction company specializing in metals, mining, electrical utility and petroleum refinery industries. He has over 40 years of management experience in this field. He has several professional licenses, including his

General Contractor's License, his Engineering License, his Master Electrician's License, and his Pipe and Mechanical License. Mr. McEwan is affiliated with the Association of Iron and Steel Engineers, the American Institute of Mining, and the Metallurgical and Petroleum Engineers.

         Leonard Howe, Technical Development - Mr. Howe has provided our technical development since inception. Before joining the Company, he worked from 1992 to 1995 at an open-pit gold mine operation for Barrick Goldstrike Mines as a haul truck operator, and later for Christensen & Griffith as a heavy equipment operator at the same mine location. He has been actively involved in the research and development of our technology, patent filing, and feasibility testing. Mr. Howe received a Bachelor of Arts degree from Brigham Young University in Asian studies, with an emphasis in China and Mandarin Chinese.

         Robert Underwood, Director- Mr. Underwood has served on the Board of Directors since January 1999. He also serves as a Consultant to the company.
Prior to joining Terra Systems, Mr. Underwood worked for 27 years in the commercial banking industry as Vice President and Manager for First Security Bank of Utah, NA. He received his BA from Brigham Young University in Economics and Language and his MBA in Finance from the University of Utah. In addition he was an instructor of Economics at BYU and for the American Institute of Banking for eleven years.

Compliance with Section 16(a) of the Exchange Act

         None of the Company's executive officers or directors filed Forms 5 for the year ended December 31, 2002. During the year ended December 31, 2001, Messrs. Timothy, Underwood, Harmon, and McEwan engaged in transactions, which should have been reported on Forms 4.

         Code of Ethics

         The Company is in the process of adopting a code of ethics for our principal executive and financial officers. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 10. Executive Compensation

EXECUTIVE COMPENSATION

         This table provides summary information concerning compensation earned by or paid to our chief executive officer for services rendered in all capacities to us during fiscal 2000. No executive officer was paid more than $100,000 in any of the three fiscal years ended December 31, 2001.

         Summary Compensation Table


Name and                                                Bonus      All Other
Principal Position          Years     Salary ($)(1)      ($)     Compensation($)
------------------          -----     -------------      ---     ---------------
Clayton Timothy,             2001     $     60,000     $    0       $     0
Chief Executive Officer      2000           60,000          0             0
                             1999           60,000          0             0

     (1) Mr. Timothy's salary has been accrued as a liability of the company. Due to our limited revenues, no salary payment was made to Mr. Timothy during the periods indicated.

         Stock Options Granted In 2001

         In February 2001, the Company granted options to purchase an aggregate of 2,250,000 shares to five individuals, two of whom were officers of the Company, discussed below, and three of whom were employees or consultants. The options had an exercise price of $0.20 per share, and an expiration date of March 22, 2003.

         Clayton Timothy, Chief Executive Officer of the Company received 500,000 shares of the options described in the preceding paragraph, and Kent Harmon, President of the Company, received 500,000 shares of the options described in the preceding paragraph.

         Compensation of Directors

         Directors who also serve as executive officers do not receive any additional compensation for their services as directors. Non-employee directors were not paid an annual fee for service as a board member.

         Employment Agreements

         We currently do not have employment agreements with any of our executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information regarding beneficial ownership of our common stock as of December 31, 2001, by:

         * each person or entity known to us to own beneficially more than 5% of our common stock;

         *        each of the named executive officers;

         *        each of our directors; and

         *        all executive officers and directors as a group.

         The following table assumes the sale of all of the shares offered under this prospectus. Applicable percentage ownership is based on 21,791,565 shares of common stock outstanding as of December 31, 2001, assuming shares outstanding immediately after this offering is completed.

         Beneficial ownership is determined based on the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are exercisable or exercisable within 60 days of the date of this prospectus are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite that shareholder's name. Unless otherwise noted, the address of each beneficial owner listed below is c/o Terra Systems, 7001 South 900 East, Ste 260, Midvale, Utah 84047.



       Shareholder                       Shares Beneficially     Percentage of
                                                Owned              Ownership

Clayton Timothy
Chief Executive Officer, Director            1,593,000 (2)            6.56%

L. Kent Harmon
President, Director                          1,050,000 (2)            4.51%

Lloyd McEwan
Secretary, Treasurer, Director               2,100,000                9.02%

Robert Underwood
Director                                     1,065,817 (2)           4.32%

CHT Holding Trust (1)
3037 Somoa Place                             2,505,000               10.75%
Costa Mesa, California 92626

All  Executive  Officers and Directors
 as a group (4 individuals)                  6,148,817 (3)           26.4%

(1) Shares held by CHT Holding Trust, of which Howard Hucks is the trustee and Wayne Hansen and Valgene Blackburn are beneficiaries.
(2) Shares beneficially owned includes 500,000 shares of common stock options.
(3) Shares beneficially owned includes 1,500,000 shares of common stock options.

Securities Authorized Under Equity Compensation Plans

         As of December 31, 2001, the Company had no equity compensation plans or option plans.

Item 12. Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In July 1996, we entered into an operating lease with Spring Lake Company, a company under common ownership. This lease expires July 31, 2003. Amounts paid under the lease totaled approximately $45,396 in 2000 and approximately $56,377 in 2001.

         In October 1996, Terra entered into a capital lease with Spring Lake Company. The lease runs through March 2002. In 2000 the company paid approximately $51,187 and in 2001 the company paid approximately $ 29,263 under this obligation

         As of December 31, 2001 the Company was delinquent on its lease payments. As a result, the $237,954 outstanding on the lease has been classified as a current liability. The Company has also accrued $29,054 in interest related to these capital leases. In 2003, the Company issued 1,326,216 shares of common stock to settle amounts owed to the related party totaling $472,438, which includes the capital lease.

         The principals of Spring Lake Company are Clayton Timothy and Lloyd McEwan. Both of these individuals are also executive officers and directors of Terra Systems. For further discussion and analysis of these transactions, see Notes 2, 4, and 9 to Financial Statements included in this report.


Item 13. Exhibits

Exhibit No.                         Title of Document
-----------                         -----------------

2 Articles of Merger of Terra Systems, Inc., with and into Terra Merger Subsidiary, Inc., incorporated by reference from the Company's Form 10-SB, filed with the Commission on September 6, 2000.
3.1 Amended and Restated Articles of Incorporation of Terra Systems, Inc., formerly known as Xullux, Inc., incorporated by reference from the Company's Form 10-SB, filed with the
                    Commission   on   September   6,  2000.
3.2 Articles of Incorporation of Terra Merger Subsidiary, Inc., incorporated by reference from the Company's Form 10-SB, filed with the Commission on September 6, 2000.
3.4 Revised Bylaws of Terra Systems, Inc. (formerly known as Xullux, Inc.), incorporated by reference from the Company's Form 10-SB, filed with the Commission on September 6, 2000.

10.1 Agreement Between Terra Systems, Inc., and XCEL Associates, Inc., dated March 29, 2000, incorporated by reference from Amendment No. 1 to the Company's Form 10-SB, filed with the Commission on December 1, 2000.

31.1     Rule 13a-14(a)/15d-14(a) Certification
31.2     Rule 13a-14(a)/15d-14(a) Certification
32.1     Section 1350 Certification
32.2     Section 1350 Certification

99.1 Stock Issuance With A Call Option Vesting Schedule & Stock Issued for Services - Non Employees, incorporated by reference from Amendment No. 1 to the Company's Form 10-SB, filed with the Commission on December 1, 2000.

Item 14. Principal Accountant Fees and Services

         The Company paid no audit fees, audit-related fess, tax fees, or other fees to its accountants during the year ended December 31, 2001. The audit and related work for the year ended December 31, 2001 was performed in 2005.

(1) AUDIT FEES

         All audit fees were paid in FY 2005 and FY 2006.

(2) AUDIT-RELATED FEES

         Not applicable.

(3) TAX FEES

         Not applicable.

(4) ALL OTHER FEES

         Not applicable.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

         Not applicable.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

         Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2006

                TERRA SYSTEMS, INC.


                           By: /s/ Clayton Timothy
                               --------------------------------------
                               Clayton Timothy
                               CEO
                               (Principal Executive Officer)



                           By: /s/ Mark Faerber
                               --------------------------------------
                               Mark Faerber
                               Consultant performing services for the Company commonly performed by a chief financial officer and principal accounting officer


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2006


/s/ Clayton Timothy
------------------------------------
Name: Clayton Timothy
      Director


/s/ L Kent Harmon
------------------------------------
Name: L Kent Harmon
Director


/s/ Robert Underwood
------------------------------------
Name: Robert Underwood
Director

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS






                           December 31, 2001 and 2000

                       TERRA SYSTEMS, INC AND SUBSIDIARIES
                          (A Development Stage Company)

                                TABLE OF CONTENTS



Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets - December 31, 2001 and 2000                     F-2

Consolidated  Statements of Operations for the Years Ended December 31,
   2001 and 2000 and for the Cumulative  Period February 17, 1996 (Date
   of Inception) through
   December 31, 2001                                                         F-3

Consolidated Statement of Changes in Stockholders' Deficit
   for the Period February 17, 1996 through December 31, 2001                F-4

Consolidated  Statements of Cash Flows for the Years Ended December 31,
   2001 and 2000 and for the Cumulative  Period February 17, 1996 (Date
   of Inception) through
   December 31, 2001                                                         F-6

Notes to Consolidated Financial Statements                                   F-7

 HANSEN, BARNETT & MAXWELL
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS                Registered with the Public Company
  5 Triad Center, Suite 750                     Accounting Oversight Board
Salt Lake City, UT 84180-1128
    Phone: (801) 532-2200
     Fax: (801) 532-7944
       www.hbmcpas.com




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Terra Systems, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Terra Systems, Inc. and Subsidiary (a development stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000 and for the cumulative period from February 17, 1996 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Systems, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the cumulative period from February 17, 1996 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses and negative cash flows from operations during each of the two years in the period ended December 31, 2001 and from inception through December 31, 2001. As of December 31, 2001, the Company had an accumulated deficit of $9,087,545 and negative working capital of $2,628,740. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
October 30, 2005

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                    ----------------------------
                                                       2001             2000
                                                    -----------     -----------
Current Assets
  Cash                                              $        75     $     4,839
  Receivables                                               500           7,440
                                                    -----------     -----------
    Total Current Assets                                    575          12,279
                                                    -----------     -----------

Property and Equipment

  Leasehold improvements                                      -         331,642
  Furniture and equipment                               451,809         687,424
  Trucks and automobiles                                      -          22,000
  Software                                               10,380          10,380
  Less:  Accumulated depreciation                      (355,152)       (534,910)
                                                    -----------     -----------
    Net Property and Equipment                          107,037         516,536
                                                    -----------     -----------

Total Assets                                        $   107,612     $   528,815
                                                    ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                  $   427,395     $   355,015
  Accounts payable to related party                     395,328         304,627
  Accrued liabilities                                   828,285         726,260
  Accrued interest payable                              317,819         267,256
  Capital lease obligation -
   current portion                                      237,954         248,432
  Notes payable to stockholders -
   current portion                                      422,534          79,088
                                                    -----------     -----------
    Total Current Liabilities                         2,629,315       1,980,678
                                                    -----------     -----------

Long-Term Liabilities
  Capital lease obligation -
   net of current portion                                     -           3,331
  Notes payable to stockholders -
   net of current portion                               202,733         577,429
                                                    -----------     -----------
    Total Long-Term Liabilities                         202,733         580,760
                                                    -----------     -----------

Stockholders' Deficit
  Common stock - $0.001 par value;
   100,000,000 shares authorized;
   21,791,565 and 18,114,131 shares
   issued and outstanding, respectively                  21,792          18,114
  Additional paid-in capital                          6,441,317       4,689,448
  Common stock subscribed                              (100,000)              -
  Accumulated deficit                                (9,087,545)     (6,730,927)

  Deferred compensation                                       -          (9,258)
                                                    -----------     -----------
    Total Stockholders' Deficit                      (2,724,436)     (2,032,623)
                                                    -----------     -----------

Total Liabilities and Stockholders' Deficit         $   107,612     $   528,815
                                                    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                From Inception
                                                                    of the
                                                               Development Stage
                                     For the year ended         on February 17,
                                         December 31,            1996 Through
                                 ---------------------------     December 31,
                                     2001           2000             2001
                                 ------------   ------------   ----------------

Revenues                         $      6,255   $     10,515   $        346,442
Cost of revenues                          739          2,744            308,544
                                 ------------   ------------   ----------------

    Gross Profit                        5,516          7,771             37,898
                                 ------------   ------------   ----------------

Operating Expenses
  Research and development            279,689        147,340          1,619,341
  General and administrative        1,667,804      1,167,489          6,060,882
  Depreciation and amortization       124,143        124,910            665,034
                                 ------------   ------------   ----------------
    Total Operating Expenses        2,071,636      1,439,739          8,345,257
                                 ------------   ------------   ----------------

    Loss from Operations           (2,066,120)    (1,431,968)        (8,307,359)
                                 ------------   ------------   ----------------

Nonoperating Income/(Expenses)
  Interest expense                    (69,430)       (88,241)          (455,152)
  Interest income                           4              -              1,709
  Gain from debt relief                64,284              -             64,284
  Loss on sale of securities                -              -            (99,000)
  Loss on sale of assets             (285,356)             -           (292,027)
                                 ------------   ------------   ----------------

    Net Nonoperating Expenses        (290,498)       (88,241)          (780,186)
                                 ------------   ------------   ----------------

Net Loss                         $ (2,356,618)  $ (1,520,209)  $     (9,087,545)
                                 ============   ============   ================

Basic and Diluted Loss
  Per Share                      $      (0.12)  $      (0.09)
                                 ============   ============

Weighted Average Shares
  Outstanding                      19,784,749     16,913,157
                                 ============   ============


   The accompanying notes are an integral part of these financial statements.

                                                TERRA SYSTEMS, INC AND SUBSIDIARY
                                                  (A Development Stage Company)
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                                                                         Deficit
                                                                                                         Accumu-
                                                                                                          lated
                                                                                                         During
                                                                         Common                            the         Total
                                         Common Stock        Additional  Stock    Subscrip-  Deferred    Develop-      Stock-
                                    -----------------------   Paid-In   Subscrip    tion      Compen-      ment       holders'
                                      Shares       Amount     Capital    -tions  Receivable   sation       Stage      Deficit
--------------------------------------------------------------------------------------------------------------------------------
Balance - February 17, 1996
 (Inception)                                  -   $      -   $       -  $     -  $        -  $      -  $         -            -
Shares issued to founders
  March 1996 -  $0.00 per share      48,000,000     48,000     (47,520)       -           -         -            -          480
Shares issued to acquire Xullux
  May 1996 - $0.00 per share          2,955,100      2,955      (2,955)       -           -         -            -            -
Common stock subscriptions
  July 1996 through
   September 1996                             -          -           -  196,000           -         -            -      196,000
Shares issued for marketable
 securities
  September 1996 - $0.80 per share       19,000         19      15,181  174,800           -         -            -      190,000
Shares issued for cash
  September 1996 - $0.80  to $1.00
   per share                            706,500        707     667,793   10,000           -         -            -      678,500
  October 1996 - $0.80 per share        350,000        350     279,650        -           -         -            -      280,000
  November 1996 - $1.75 per share        12,000         12      20,988        -           -         -            -       21,000
  December 1996 - $1.75 to $2.00
   per share                             57,500         58     103,692        -           -         -            -      103,750
  January 1997 - $1.00 to $1.75
   per share                            126,000        126     145,374        -           -         -            -      145,500
  February 1997 - $1.00 per share       100,000        100      99,900        -           -         -            -      100,000
  March 1997 - $1.75 per share           25,413         25      44,448        -           -         -            -       44,473
  April 1997 - $2.00 per share            7,500          8      14,992        -           -         -            -       15,000
  May 1997 - $1.00 per share            100,000        100      99,900        -           -         -            -      100,000
  June 1997 - $1.00 per share            90,000         90      89,910        -           -         -            -       90,000
  August 1997 - $0.50 to $1.00
   per share                             70,000         70      44,930        -           -         -            -       45,000
  October 1997 - $1.00 per share         25,000         25      24,975        -           -         -            -       25,000
  November 1997 - $0.72 to $0.80
   per share                            172,399        173     128,243        -           -         -            -      128,416
  December 1997 - $0.80 per share        84,375         84      67,416        -           -         -            -       67,500
  April 1998 - $0.50 to $0.73
   per share                            239,502        240     146,671        -           -         -            -      146,911
  May 1998 - $0.75 to $0.80
   per share                             38,333         38      29,962        -           -         -            -       30,000
  June 1998 - $0.75 per share            30,146         30      22,579        -           -         -            -       22,609
  July 1998 - $0.36 to $0.73
   per share                            236,846        237     119,368        -           -         -            -      119,605
  August 1998 - $0.50 per share          20,000         20       9,980        -           -         -            -       10,000
  November 1998 - $0.30 to $0.33
   per share                             78,000         78      24,772        -           -         -            -       24,850
  December 1998 - $0.32 to $0.33
   per share                             72,900         73      23,664        -           -         -            -       23,737
  January 1999 - $0.50 per share        100,000        100      49,900        -           -         -            -       50,000
  April 1999 - $0.25 per share           20,000         20       4,980        -           -         -            -        5,000
  May 1999 - $0.50 per share             20,000         20       9,980        -           -         -            -       10,000
  June 1999 - $0.50 per share           100,000        100      49,900        -           -         -            -       50,000
  July 1999 - $0.25 per share           200,000        200      50,260        -           -         -            -       50,460
  September 1999 - $0.40 and $0.50
   per share                            145,000        145      59,855        -           -         -            -       60,000
  October 1999 - $0.50 per share         60,000         60      29,940        -           -         -            -       30,000
  December 1999 - $0.50 per share        60,000         60      29,940        -           -         -            -       30,000
Shares issued in satisfaction of
 subscription agreements
  October - December 1996 $0.80 to
   $1.00 per share                      246,000        245     205,755  (206,000)         -         -            -            -
  December 1996 - $0.76 per share       231,000        231     174,569  (174,800)         -         -            -            -
Shares issued for current and
 future services
  May 1997 - $1.00 per share             75,000         75      74,850        -           -   (74,925)           -            -
  March 1998 - $1.13 per share          350,000        350     393,400        -           -  (393,750)           -            -
  March 1999 - $0.50 per share          106,286        106      53,083        -           -         -            -       53,189
  June 1999 - $0.50 per share            60,000         60      29,940        -           -         -            -       30,000
  September 1999 - $0.70 to $0.97
   per share                             63,000         63      49,257        -           -   (19,320)           -       30,000
  December 1999 - $0.60 per share        50,000         50      29,950        -           -         -            -       30,000
Shares issued for settlement of
 liabilities
  January 1999 - $0.25 per share        200,000        200      49,800        -           -         -            -       50,000
Share redemptions
  September 1996 - no consideration  (3,000,000)    (3,000)      3,000        -           -         -            -            -
  December 1996 - $0.001 per share  (36,775,000)   (36,775)          -        -           -         -            -      (36,775)
  December 1999 - $1.13 per share      (100,000)      (100)   (112,300)       -           -   112,400            -            -
Payment on subscription receivable            -          -           -        -           -         -            -            -
Compensation from grant of stock
 rights and options                           -          -     179,126        -           -         -            -      179,126
Amortization of deferred
 compensation                                 -          -           -        -           -   347,502            -      347,502
Net loss from February 17, 1996
 through December 31, 1999                    -          -           -        -           -         -   (5,210,718)  (5,210,718)
                                     ----------   --------   ---------  -------  ----------  --------  -----------   ----------

Balance, December 31, 1999           15,827,800     15,828   3,589,098        -           -   (28,093)  (5,210,718)  (1,633,885)

                            The accompanying notes are an integral part of these financial statements.

                                                               F-4

                                                TERRA SYSTEMS, INC AND SUBSIDIARY
                                                  (A Development Stage Company)
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                           (Continued)
                                                                                                         Deficit
                                                                                                         Accumu-
                                                                                                          lated
                                                                                                         During
                                                                         Common                            the         Total
                                         Common Stock        Additional  Stock    Subscrip-  Deferred    Develop-      Stock-
                                    -----------------------   Paid-In   Subscrip    tion      Compen-      ment       holders'
                                      Shares       Amount     Capital    -tions  Receivable   sation       Stage      Deficit
--------------------------------------------------------------------------------------------------------------------------------
Shares issued for cash
  January 2000 - $0.25 per share         12,000         12       2,988        -           -         -            -        3,000
  February 2000 - $0.25 per share        40,000         40       9,960        -           -         -            -       10,000
  March 2000 - $0.25 per share          139,340        140      34,696        -           -         -            -       34,836
  April 2000 - $0.30 per share           33,333         33       9,967        -           -         -            -       10,000
  July 2000 - $0.25 per share            32,000         32       7,968        -           -         -            -        8,000
  August 2000 - $0.25 per share         120,000        120      29,880        -           -         -            -       30,000
Shares issued for current and
 future services
  March 2000 - $0.50 per share           60,000         60      29,940        -           -         -            -       30,000
  May 2000 - $0.48 per share             62,920         63      29,937        -           -         -            -       30,000
  July 2000 - $1.00 per share            15,000         15      14,985        -           -         -            -       15,000
  September 2000 - $0.25 per share      122,400        122      29,878        -           -         -            -       30,000
  October 2000 - $0.25 per share         75,000         75      18,675        -           -         -            -       18,750
  December 2000 - $0.39 per share        99,338         99      38,901        -           -         -            -       39,000
Exercise of share rights
  May 2000 - $0.25 per share
   (cash)                               400,000        400      99,600        -           -         -            -      100,000
  October 2000 - $0.25 per share
   (cash)                               300,000        300      59,700        -           -         -            -       60,000
  November 2000 - $0.20 per share
   (services)                           225,000        225      44,775        -           -         -            -       45,000
  December 2000 - $0.20 per share
   (cash)                                75,000         75      14,925        -           -         -            -       15,000
Exercise of stock options
  April 2000 - $0.20 per share
   (conversion of debt)                 500,000        500      99,500        -           -         -            -      100,000
  December 2000 - $0.20 per share
   (cash)                                25,000         25       4,975        -           -         -            -        5,000
Share redemptions
  March 2000 - $1.13 per share          (50,000)       (50)    (56,150)       -           -    56,200            -            -
Consulting expense from grant of
 share right                                  -          -     575,250        -           -         -            -      575,250
Amortization of deferred
 compensation                                 -          -           -        -           -   (37,365)           -     (37,365)
Net loss for the period                       -          -           -        -           -         -   (1,520,209)  (1,520,209)
                                     ----------   --------  ----------  -------  ----------  --------  -----------  -----------

Balance, December 31, 2000           18,114,131     18,114   4,689,448        -           -    (9,258)  (6,730,927)  (2,032,623)

Shares issued for cash
  January 2001 - $0.20 per share        100,000        100      19,900        -           -         -            -       20,000
  May 2001 - $0.20 to $0.25
   per share                            150,000        150      30,350        -           -         -            -       30,500
  June 2001 - $0.25 per share            10,000         10       2,490        -           -         -            -        2,500
  July 2001 - $0.19 per share            32,000         32       6,014        -           -         -            -        6,046
  August 2001 - $0.10 per share         500,000        500      49,500        -           -         -            -       50,000
  November 2001 - $0.20 to $0.23
   per share                            680,434        680     139,320        -    (100,000)        -            -       40,000
Exercise of stock options
  January 2001 - $0.20-$0.25
   per share                            825,000        825     166,675        -           -         -            -      167,500
Shares issued for current and
 future services
  January 2001 - $0.50 per share         12,500         13       6,238        -           -         -            -        6,251
  March 2001 - $0.50 per share           60,000         60      29,940        -           -         -            -       30,000
  June 2001 - $0.40 per share            97,500         98      38,902        -           -         -            -       39,000
  September 2001 - $0.20 per share      500,000        500      99,500        -           -         -            -      100,000
  October 2001 - $0.20 per share        530,000        530     105,470        -           -         -            -      106,000
  November 2001 - $0.15 per share       180,000        180      26,820        -           -         -            -       27,000
Compensation relating to grant of
 stock options                                -          -     787,500        -           -         -            -      787,500
Consulting expense relating to
 grant of stock right                         -          -     243,250        -           -         -            -      243,250
Amortization of deferred
 compensation                                 -          -           -        -           -     9,258            -        9,258
Net loss for the period                       -          -           -        -           -         -   (2,356,618)  (2,356,618)
                                     ----------   --------  ----------  -------  ----------  --------  -----------  -----------

Balance, December 31, 2001           21,791,565   $ 21,792  $6,441,317  $     -  $ (100,000) $      -  $(9,087,545) $(2,724,436)
                                     ==========   ========  ==========  =======  ==========  ========  ===========  ===========

                            The accompanying notes are an integral part of these financial statements.

                                                               F-5

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                From Inception
                                                                    of the
                                                               Development Stage
                                     For the year ended         on February 17,
                                         December 31,            1996 Through
                                 ---------------------------     December 31,
                                    2001            2000             2001
                                 -----------     -----------   -----------------
Cash Flows from Operating
 Activities:
 Net loss                        $(2,356,618)    $(1,520,209)     $(9,087,545)
 Adjustments to reconcile net
 loss to net cash used in
 operating activities:
  Depreciation and amortization      124,143         124,910          665,034
  Gain from debt relief              (64,284)              -          (64,284)
  Loss on sale of investment
   securities                              -               -           99,000
  Loss on disposal of assets         285,356               -          292,027
  Stock based compensation         1,348,259         745,635        2,620,522
 Changes in current assets and
 liabilities:
  Receivables                          6,940          (2,365)            (500)
  Accounts payable                    72,380          38,832          645,652
  Accounts payable - related
   party                             108,899         104,453          387,739
  Accrued liabilities                116,861         184,036          843,222
  Accrued interest payable            50,563          74,310          317,819
                                 -----------     -----------      -----------

 Net Cash Used in Operating
  Activities                        (307,501)       (250,398)      (3,281,314)
                                 -----------     -----------      -----------

Cash Flows from Investing
 Activities:
 Purchase of equipment                     -               -         (662,464)
 Organization costs paid                   -               -           (4,755)
 Proceeds from sale of assets              -               -          117,715
                                 -----------     -----------      -----------

 Net Cash Used in Investing
  Activities                               -               -         (549,504)
                                 -----------     -----------      -----------

Cash Flows from Financing
 Activities:
 Proceeds from borrowings -
  stockholders                             -               -          870,111
 Payments on borrowings -
  stockholders                             -               -         (149,750)
 Proceeds from stock issuance
  and subscriptions                  316,546         275,835        3,296,172
 Payments on capital leases          (13,809)        (22,027)        (185,640)
                                 -----------     -----------      -----------

  Net Cash Provided by
   Financing Activities              302,737         253,808        3,830,893
                                 -----------     -----------      -----------

Net Increase (Decrease) in Cash       (4,764)          3,410               75

Cash at Beginning of Year              4,839           1,429                -
                                 -----------     -----------      -----------

Cash at End of Year              $        75     $     4,839      $        75
                                 ===========     ===========      ===========

Supplemental Cash Flow
 Information:
 Cash paid for interest          $         -     $     5,893
Non Cash Investing and
 Financing Activities:
 Conversion of notes payable
  to equity                      $         -     $   100,000
 Redemption of stock issued
  to officers                    $         -     $    56,200


   The accompanying notes are an integral part of these financial statements.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization -- Terra Systems, Inc. was incorporated on February 17, 1996 pursuant to the laws of the State of Utah. It is a development stage company whose primary business purpose is the development and commercialization of a pneumatic conveyance system to handle materials in a bulk state in industrial research and processing.

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

         Principles of Consolidation--The consolidated financial statements include the accounts of Terra Systems, Inc. and its wholly owned subsidiary Terra Merger Subsidiary, Inc. All inter-company transactions have been eliminated. The consolidated entities are collectively referred to herein as the "Company" or "Terra Systems."

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

         Basis of Presentation--The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the years ended December 31, 2001 and 2000, the Company has received nominal revenue and incurred net losses of $2,356,618 and $1,520,209, respectively. At December 31, 2001 and 2000, the Company had a working capital deficit of $2,628,740 and $1,968,399, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

         Property and Equipment -- Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets that range from five to fifteen years. Depreciation expense for the years ended December 31, 2001 and 2000 was $124,143 and $124,910, respectively.

         Long-Lived Assets -- The realizability of long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amounts. An impairment loss is recognized for the excess of the carrying amount over the fair value of the assets. Fair value is determined based on estimated discounted net future cash flows or other valuation techniques available in the circumstances. This analysis involves significant management judgment to evaluate the capacity of an asset to perform within projections. Based upon these analyses, no impairment losses were recognized in the accompanying financial statements.

         Financial Instruments -- The estimated fair value of financial instruments is not presented because, in managements opinion, there is no material difference between carrying amounts and estimated fair values of the financial instruments as presented in the accompanying balance sheet.

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

         Basic and Diluted Loss Per Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share.as of December 31, 2001 and 2000, respectively, there were 2,250,000 and 2,725,000 potentially issuable common shares which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share

         Stock Based Compensation -- The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) which requires these options to be accounted for at their fair value.

         The following table illustrates the effect on net loss and basic and diluted loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            December 31,
                                                     --------------------------
                                                        2001           2000
                                                     -----------    -----------
Net loss, as reported                                $(2,356,618)   $(1,520,209)
Add: Stock-based employee compensation
 expense included in reported net loss                   787,500              -
Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards               (1,124,833)      (307,420)
                                                     -----------    -----------
Pro forma net loss                                   $(2,693,951)   $(1,827,629)
                                                     -----------    -----------

Basic and diluted loss per share, as reported        $     (0.12)   $     (0.09)
                                                     -----------    -----------
Basic and diluted loss per share, pro forma          $     (0.14)   $     (0.11)
                                                     -----------    -----------

NOTE 2 - RELATED PARTY TRANSACTIONS

         Certain officers of the Company have from time to time advanced the Company funds used for operating expenses. As of December 31, 2001 and 2000, the Company owed these officers $91,462 and $78,302, respectively. All amounts are due on demand with no interest. See Note 4 for principal amounts due on capital leases to related party. As discussed in Note 3, the Company has notes payable to officers.

         An entity controlled by certain officers of the Company has advanced the Company funds for operating capital and extended executory fees related to capital lease payables from the Company (note 4). As of December 31, 2001 and 2000, the Company owed this entity $303,866 and $226,325 respectively. These amounts are due on demand.


NOTE 3-NOTES PAYABLE TO STOCKHOLDERS

                                                             December 31,
                                                       ------------------------
                                                          2001           2000
                                                       ---------      ---------
Notes payable to stockholders, interest rate
at 10% payable monthly, due through March
2003, unsecured                                        $ 607,742      $ 619,742

Notes payable to stockholders for redemption
of stock 10% interest payable monthly, due
April 2002                                                17,525         36,775
                                                       ---------      ---------
Total notes payable to stockholders                      625,267        656,517

   Less current portion                                 (422,534)       (79,088)
                                                       ---------      ---------

Notes payable to stockholders - long-term              $ 202,733      $ 577,429
                                                       =========      =========

Annual maturities of long-term debt as of December 31, 2001 for each of the next two years are as follows:

        Year Ending December 31,
        ---------------------------------------------------------------
              2002                                              422,534
              2003                                              202,733

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL LEASE OBLIGATION

         The Company entered into capital lease obligations with a company under common ownership. The related company entered into an equipment lease with a financial institution and is responsible to make all payments regarding the lease. The Company is currently paying the related company the amount of the lease payment plus various other executory fees. Equipment under capital leases of December 31, 2001 was as follows:

        Equipment                                         $     282,378
        Less: Accumulated amortization                         (211,784)
                                                          -------------
                                                          $      70,594

         At December 31, 2001 the Company was delinquent on its lease payments. As a result, the $237,954 outstanding on the lease has been classified as a current liability. The Company has also accrued $29,054 in interest related to these capital leases. See note 2 for delinquent executory costs. In 2003, the Company issued 1,326,216 shares of common stock to settle amounts owed to the related party totaling $472,438, which includes the capital lease.

NOTE 5 - STOCKHOLDERS' DEFICIT

Stock-Based Compensation for Current and Future Services -- During the year ended December 31, 1999, the Company issued 20,000 shares of common stock at $0.001 per share to various employees for current and future services. The shares had a market value of $19,320, or $0.97 per share, on the day of issuance. Under the terms of the stock issuance, the Company can reacquire all the stock at $0.001 per share within one year from the date of issuance and one half of the shares within two years from the date of issuance. These shares are considered non-vested and have been accounted for in accordance with APB 25
Accounting for Stock Issued to Employees, whereby the Company is recognizing compensation expense over the vesting period of the stock for the difference between the fair value of the stock on the day of issuance and the consideration paid by the employees. In the event employment should be terminated, the employee shall forfeit all non-vested shares of stock.

         During the year ended December 31, 2000, an officer of the Company, who had been issued 150,000 shares of the above mentioned stock, which was issued in 1999, forfeited 50,000 shares of non-vested common stock valued at $56,200

         The Company recognizes compensation expense for the above shares over the period the shares vest. During the years ended December 31, 2001 and 2000, the Company recognized compensation expense of $9,258 and $(37,365).

         Common Stock Issued for Cash -- During the year ended December 31, 2001, the Company issued 1,472,434 shares of common stock for proceeds of $149,046 and a stock subscription of $100,000 at prices ranging from $0.10 to $0.25 per share. During the year ended December 31, 2000, the Company issued 376,673 shares of common stock for proceeds of $95,836 at prices ranging from $0.25 to $0.30 per share.

         Common Stock Issued for Services -- During the years ended December 31, 2001 and 2000, the Company issued 1,380,000 and 434,658 shares, respectively, of common stock for consulting services. The common stock was valued at prices ranging from $0.15 to $1.00 per share. For the years ended December 31, 2001 and 2000, the Company charged $308,251 and $162,750 of consulting expense to operations, respectively.

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

         During the years ended December 31, 2001 and 2000 the corporation exercised 825,000 and 25,000 options for proceeds of $167,500 and $5,000. In 2001, 150,000 options at $1.25 per share expired unexercised.

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

NOTE 7 - STOCK OPTIONS

         Employee Grants -- On February 22, 2001, the company granted 2,250,000 stock options to employees and directors of the Company. The options are exercisable at $0.20 per share, exercisable immediately and expire two years from the grant date. In accordance with APB 25, compensation expense of $787,500 was recorded. During 2001, 1,750,000 options at $0.20 per share to employees expired unexercised. During 2000, 500,000 options at $0.20 per share were converted to common stock upon the conversion of $100,000 in notes payable to stockholders.

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

         Outstanding Stock Options -- A summary of stock option activity for the years ending December 31, 2001 and 2000 is as follows:

                                                                Weighted
                                                 Price          Average
                                Options          Range       Exercise price
                               ----------    -------------   --------------

Balance, December 31, 1999      2,250,000    $        0.20   $         0.20
  Granted                       1,000,000      0.20 - 1.25             0.87
  Exercised                      (525,000)            0.20             0.20
                               ----------
Balance, December 31, 2000      2,725,000      0.20 - 1.25             0.44
  Granted                       2,250,000             0.20             0.20
  Exercised                      (825,000)            0.20             0.20
  Expired                      (1,900,000)     0.20 - 1.25             0.27
                               ----------
Balance, December 31, 2001      2,250,000             0.20             0.20
                               ==========

Weighted average fair value
 of options granted during
 year ended:
  December 31, 2001            $     0.50
                               ==========
  December 31, 2000            $     0.21
                               ==========


         The proforma fair value was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 136%; risk-free rate of 4.61% and expected life of options of 2.0 years.

         A summary of stock option outstanding and exercisable as of December 31, 2001:

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           Weighted Average
                         ---------------------
Range of      Number      Remaining                   Number        Weighted
Exercise   Outstanding   Contractual  Exercise     Exercisable      Average
 Prices   at 12/31/2001     Life        Price     at 12/31/2001  Exercise Price
--------  -------------  -----------  --------    -------------  --------------

$   0.20      2,250,000  1.22 years   $   0.20        2,250,000  $         0.20


NOTE 8 - RESEARCH AND DEVELOPMENT EXPENSE

         Research and development and patent development have been the principal functions of the Company. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company's research and development. These costs, which consist primarily of fees paid to individuals, materials and supplies, amounted to $279,689 and $147,340 for the year ended December 31, 2001 and 2000, respectively.

NOTE 9 - OPERATING LEASES

         The Company conducts its operations in a building leased from a related party through common ownership, which was to expire in June 2003. Rent expense under this lease was $56,377 and $45,396 for the periods ended December 31, 2001 and 2000, respectively.

         In October 2001 the Company leased on a month to month basis 5,000 square feet of office / warehouse space in Lindon, Utah. Monthly lease payments were $1,500.

         During 2002, the Company abandoned the building and ceased all leases from the related party. See Note 2 for summary of amounts owed to this related party.

NOTE 10 - INCOME TAXES

         There was no benefit or provision for income taxes during 2001 or 2000. The following presents the components of the net deferred tax assetas of December 31, 2001 and 2000:

                                                          December 31,
                                                  -----------------------------
                                                     2001              2000
                                                  -----------       -----------
Tax loss carryforward                             $ 2,500,848       $ 2,092,668
Accrued and deferred compensation                     308,358           190,230
Capital loss carryforward                                   -            36,927
                                                  -----------       -----------

   Total deferred tax assets                        2,809,206         2,319,825

   Less: valuation allowance                       (2,809,206)       (2,319,825)
                                                  -----------       -----------

   Net deferred tax assets                        $         -       $         -
                                                  ===========       ===========

         The Company has a net operating loss of approximately $6,700,000, which expires, if unused from 2012 through 2021.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following is a reconciliation of the amount of tax that would be result from applying the federal rate to pretax income with provision for income taxes as of December 31, 2001:

                                                             December 31,
                                                       ------------------------
                                                         2001           2000
                                                       ---------      ---------

Benefit at US federal statutory rate (34%)             $(801,250)      (516,871)
Non includible items                                     389,637         (9,610)
Deferred tax asset valuation change                      489,381        576,648
State tax benefit, net of federal effect                 (77,768)       (50,167)
                                                       ---------      ---------

   Income tax provision                                   $    -        $     -
                                                       =========      =========

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

         On October 9, 1999, the Court entered a partial summary judgment against one of the defendants in favor of the Company on all of its claims. The Court found that the damages sought against the defendant and an award of reasonable attorney's fees, and expenses incurred in connection with the case shall be determined at a future date. The Court also found that the Company is entitled to a partial summary judgment against the defendant for securities fraud, including rescission and restitution of the issuance of one million Terra Systems shares and additional damages to be determined in further proceedings before the Court. During the year 2000, the Company recovered the one million shares of Terra Systems, Inc. stock from the defendant. On the advice of Terra Systems, Inc.'s legal counsel no further litigation should be pursued due to the fact that nothing more could be gained.

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

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In June 2003, the Company entered into a Settlement Agreement and Mutual Release of All Claims. Terms of the agreement were to issue 200,000 shares of restricted stock to the plaintiff valued at $26,000 or $0.13 per share and would be deducted from amounts owed by the Company to a former officer. In addition to the stock, another officer deeded to the plaintiff one-half interest in an industrial building that was personally owned by the officer. The value of the one- half interest was determined to be $150,000. The Company agreed to reimburse the officer $150,000 for the interest given up. The Company also executed a note to the plaintiff for the amount of $22,000, which was due on October 1, 2003. If the note was not paid by October 1, 2003 it would go into default and the Company would owe $35,000. The Company defaulted on the original note and $35,000 was paid in March 2005.

--------------------------------------------------------------------------------