Form 10QSB
period 2002-03-31
TERRA SYSTEMS CORP
filed 2006-04-05
CIK 1027876

================================================================================


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended March 31, 2002

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

                                 (801) 208-1289
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:   None.

Securities registered pursuant to section 12(g) of the Exchange Act:
Common, $0.001 par value

Check whether the registrant  (1) has filed all reports  required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. (1) Yes     No  X  (2) Yes  X   No
                 ---    ---         ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class  Common  Stock,  $0.001 par value  Outstanding  as of December  28,  2005:
41,302,288

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes     X  No
---        ---

                               Terra Systems Corp

                                   Form 10-QSB
                      For The Quarter Ending March 31, 2002

Part I. Financial Information Page

    Item 1.  Financial Statements

             Consolidated Balance Sheets as of March 31 2002 and
               December 31, 2001 (Unaudited)                                  2

             Consolidated Statements of Operations for the Three
               Months ended March 31, 2002, and 2001, and for the
               Cumulative Period February 17, 1996 (Date of
               Inception) through March 31 2002 (Unaudited)                   3

             Consolidated Statements of Cash Flows for the Three
               Months ended March 31, 2002, and 2001 and for the
               Cumulative Period February 17, 1996 (Date of
               Inception) through March 31, 2002 (Unaudited)                  4

             Notes to the Unaudited Consolidated Financial Statements         5

    Item 2.  Management's Discussion and Plan of Operation                    7

    Item 3.  Controls and Procedures                                          9

Part II.    Other Information

    Item 1.  Legal Proceedings                                                9

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     10

    Item 3.  Defaults on Senior Securities                                   10

    Item 4.  Other Information                                               10

    Item 5.  Exhibits                                                        10

    Signatures                                                               11

PART I. FINANCIAL INFORMATION

Item I. Financial Statements


                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       March 31,    December 31,
                                                         2002           2001
                                                      -----------   -----------
Current Assets
  Cash                                                $    12,990   $        75
  Receivables                                                   -           500
                                                      -----------   -----------
    Total Current Assets                                   12,990           575
                                                      -----------   -----------

Property and Equipment
  Furniture and equipment                                 451,809       451,809
  Software                                                 10,380        10,380
  Less:  Accumulated depreciation                        (371,608)     (355,152)
                                                      -----------   -----------
    Net Property and Equipment                             90,581       107,037
                                                      -----------   -----------

Total Assets                                          $   103,571   $   107,612
                                                      ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                    $   453,163   $   427,395
  Accounts payable to related party                       390,977       395,328
  Accrued liabilities                                     871,642       828,285
  Accrued interest payable                                334,073       317,819
  Capital lease obligation - current portion              237,954       237,954
  Notes payable to stockholders -
   current portion                                        625,267       422,534
                                                      -----------   -----------
    Total Current Liabilities                           2,913,076     2,629,315
                                                      -----------   -----------

Long-Term Liabilities
  Notes payable to stockholders -
   net of current portion                                       -       202,733
                                                      -----------   -----------
    Total Long-Term Liabilities                                 -       202,733
                                                      -----------   -----------

Stockholders' Deficit
  Common stock - $0.001 par value; 100,000,000
   shares authorized; 21,915,585 and 21,791,565
   shares issued and outstanding, respectively             21,916        21,792
  Additional paid-in capital                            6,477,443     6,441,317
  Common stock subscribed                                (100,000)     (100,000)
  Accumulated deficit                                  (9,208,864)   (9,087,545)
                                                      -----------   -----------
    Total Stockholders' Deficit                        (2,809,505)   (2,724,436)
                                                      -----------   -----------

Total Liabilities and Stockholders' Deficit           $   103,571   $   107,612
                                                      ===========   ===========


      See accompanying notes to condensed consolidated financial statements

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                       From
                                                                     Inception
                                                                      of the
                                                                    Development
                                         For the Three Months        Stage on
                                            Ended March 31,        February 17,
                                     ---------------------------  1996  Through
                                         2002           2001      March 31, 2002
                                     ------------   ------------  --------------

Revenues                                  $     -   $      1,485   $    346,442
Cost of Revenues                                -            739        308,544
                                     ------------   ------------   ------------

  Gross Profit                                  -            746         37,898
                                     ------------   ------------   ------------

Operating Expenses
  Research and development                 39,315        220,810      1,658,656
  General and administrative               54,295      1,057,464      6,115,177
  Depreciation and amortization            16,456         31,230        681,490
                                     ------------   ------------   ------------
    Total Operating Expenses              110,066      1,309,504      8,455,323

    Loss from Operations                 (110,066)    (1,308,758)    (8,417,425)
                                     ------------   ------------   ------------

Nonoperating Income/(Expenses)
  Interest expense                        (16,253)       (18,555)      (471,405)
  Interest income                               -              -          1,708
  Gain from relief of debt                      -              -         64,284
  Loss on sale of securities                    -              -        (99,000)
  Gain (Loss) on sale of assets             5,000              -       (287,027)
                                     ------------   ------------   ------------

  Net Nonoperating Expenses               (11,253)       (18,555)      (791,440)
                                     ------------   ------------   ------------

Net Loss                             $   (121,319)  $ (1,327,313)  $ (9,208,865)
                                     ============   ============   ============

Basic and Diluted Loss
   Per Share                         $      (0.01)  $      (0.07)
                                     ============   ============

Weighted Average Shares
   Outstanding                         21,894,202     19,079,881
                                     ============   ============


      See accompanying notes to condensed consolidated financial statements

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       From
                                                                     Inception
                                                                      of the
                                                                    Development
                                         For the Three Months        Stage on
                                            Ended March 31,        February 17,
                                     ---------------------------  1996  Through
                                         2002           2001      March 31, 2002
                                     ------------   ------------  --------------

Cash Flows from Operating
 Activities:
  Net loss                           $   (121,319)  $ (1,327,313) $  (9,208,864)
  Adjustments to reconcile net
  loss to net cash used in
  operating activities:
   Depreciation and amortization           16,456         31,230        681,490
   Gain from debt relief                        -              -        (64,284)
   Loss on sale of investment
    securities                                  -              -         99,000
   Loss (gain) on disposal
    of assets                              (5,000)             -        287,027
   Stock based compensation                     -      1,084,013      2,620,521
  Changes in current assets and
  liabilities:
   Receivables                                500              -              -
   Accounts payable                        50,768              -        696,420
   Accounts payable - related party        (4,351)        (1,486)       383,388
   Accrued liabilities                     43,357         17,058        886,579
   Accrued interest payable                16,254         13,479        334,073
                                     ------------   ------------  --------------

  Net Cash Used in Operating
   Activities                              (3,335)      (183,019)    (3,284,650)
                                     ------------   ------------  --------------

Cash Flows from Investing Activities:
  Purchase of equipment                         -              -       (662,464)
  Organization costs paid                       -              -         (4,755)
  Proceeds from sale of assets              5,000              -        122,715
                                     ------------   ------------  --------------

  Net Cash Provided by (Used in)
  Investing Activities                      5,000              -       (544,504)
                                     ------------   ------------  --------------

Cash Flows from Financing Activities:
  Proceeds from borrowings -
   stockholders                                 -              -        870,111
  Payments on borrowings -
   stockholders                                 -              -       (149,750)
  Proceeds from stock issuance and
   subscriptions                           11,250        172,500      3,307,423
  Payments on capital leases                    -         (6,853)      (185,640)
                                     ------------   ------------  --------------

   Net Cash Provided by
    Financing Activities                   11,250        165,647      3,842,144
                                     ------------   ------------  --------------

Net Increase (Decrease) in Cash            12,915        (17,372)        12,990

Cash at Beginning of Period                    75          4,839              -
                                     ------------   ------------  --------------

Cash at End of Period                $     12,990   $    (12,533) $      12,990
                                     ============   ============  ==============

Supplemental Cash Flow Information:
  Cash paid for interest             $          -   $      1,931
 Non Cash Investing and Financing
 Activities
  Conversion of liabilities payable
   to equity                         $     25,000   $          -


      See accompanying notes to condensed consolidated financial statements

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                   (UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company, and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

         The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2001. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2002

         This Quarterly Report for the period ended March 31, 2002, was prepared in December 2005, in connection with the Company's efforts to become current in its public reporting.


NOTE 2 - RELATED PARTY TRANSACTIONS

         The Company entered into capital and operating lease obligations with a company under common ownership. The Company has violated its lease agreements by being delinquent in its payments regarding these leases. As of March 31, 2002, the Company owed this related party $237,955 in delinquent rent, executory fees, and late fees, sales tax, and cash advances. Certain officers of the Company have from time to time advanced the Company funds used for operating expenses All amounts are due on demand with no interest. In addition, the Company has notes payable outstanding and accrued interest payable. As of March 31, 2002, the Company owed these officers $1,350,317. Total amounts due to related parties as shown on the balance sheet as of March 31, 2002 are $1,588,271.


NOTE 3 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash - During the three months ended March 31, 2002, the Company issued 75,000 shares of common stock for proceeds of $11,250 or $0.15 per share.

         Common Stock Issued for Payment of Debt - During the three months ended March 31, 2002 the Company issued 49,020 shares of common stock for payment of a debt of $25,000 or $0.51 per share.


NOTE 4 - CONTINGENCIES

         Threatened Litigation -- The Company and certain officers and directors of the Company received notice from a litigant's legal counsel of threatened litigation. The litigant contends that certain current officers and directors held and sold a number of Xullux shares that were free trading prior to the merger of Xullux and Terra Systems. The alleged sale may have impacted the value of the litigant's Terra Systems restricted publicly issued shares in the company. The litigant claims that the defendant's ownership and alleged sale of

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                   (UNAUDITED)

Xullux stock was not disclosed to him at or during the time he contributed certain assets and other equipment to Terra Systems in exchange for the Terra Systems restricted stock. The litigant seeks to return 125,000 shares to Terra Systems for value and seeks other monetary and punitive damages in an amount of not less than $1,500,000 including additional costs and attorney's fees.

         In June 2003, the Company entered into a Settlement Agreement and Mutual Release of All Claims. Terms of the agreement were to issue 200,000 shares of restricted stock to the plaintiff valued at $26,000 or $0.13 per share and would be deducted from amounts owed by the Company to a former officer. In addition to the stock, another officer deeded to the plaintiff one-half interest in an industrial building that was personally owned by the officer. The value of the one-half interest was determined to be $150,000. The Company agreed to reimburse the officer $150,000 for the interest given up. The Company also executed a note to the plaintiff for the amount of $22,000, which was due on October 1, 2003. If the note was not paid by October 1, 2003 it would go into default and the Company would owe $35,000. The Company defaulted on the original note and $35,000 was paid in March 2005.


NOTE 5 - BUSINESS CONDITION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three-month periods ended March 31, 2002 and 2001, the Company incurred net losses of $121,319 and $1,327,313, respectively. As of March 31, 2002, the Company's losses accumulated from inception totaled $9,208,864. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

         During the quarter ended March 31, 2002, the Company's management was in the process of negotiating various agreements to perform research on and the development of pneumatic conveyance systems to handle materials in a bulk state in industrial research and processing. Management also intends to use capital and debt financing as needed to supplement the cash flows that potentially could be generated through the successful negotiation of agreements. The Company entered into an agreement with a corporation for consultation and advisory services related to business management and marketing. As a result of this agreement, the Company received $205,500 for the issuance of common stock and options. This agreement allows for additional cash proceeds through the issuance of additional common stock and options.

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

         NOTE: This Quarterly Report for the period ended March 31, 2002, was prepared in December 2005 and January 2006, in connection with the Company's efforts to become current in its public reporting.

General

         Terra Systems was incorporated in Utah on February 16, 1996, and is a development-stage company. Our primary business is the development and commercialization of our patented pneumatic accelerator. This device is a gas linear particle accelerator that conveys and processes bulk materials at high velocity in a particle isolate state, using air as the medium of movement. The traditional and more costly medium for processing bulk materials is water. Our technology operates efficiently at ambient temperatures and at low pressures and does not use water. We believe that most if not all-organic and inorganic bulk materials used in basic industries (such as coal, gypsum, black sands, corn, rice, and wheat) can be more economically separated and classified by our dry-process technology. This capability facilitates a number of associated procedures, including: drying, micropulverizing, mixing, forming, conveying, and loading. In addition, bulk materials can be beneficiated in important ways including moisture reduction, ash reduction, Btu enhancement, and electro-customization. Our system can perform multiple tasks, needs less maintenance, requires no chemical additives, and can improve the surrounding environmental quality.

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

Results of Operations

Three months ended March 31, 2002 compared to the three months ended March 31, 2001

         From inception through March 31, 2002, we have incurred losses totaling $9,208,864 and generated revenues of $346,442 from operations. During the three months ended March 31, 2002, we had sales revenues of $0. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities, including sales made upon the exercise of stock options granted to XCEL Associates, Inc., and under an agreement dated March 29, 2000.

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

         Our net loss for the three months ended March 31, 2002, was approximately $121,319, compared to a net loss for the three months ended March 31, 2001, of approximately $1,327,313. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the three months ended March 31, 2002, were approximately $121,319 of which approximately 45% were general and administrative. Our expenses for the three months ended March 31, 2001 were approximately $1,328,059, of which approximately 80% were general and administrative. For the three months ended March 31, 2002, depreciation and amortization expense was $16,456, compared to depreciation and amortization expense of $31,230 for the three months ended March 31, 2001.

         Since inception, we have realized minimal revenues while incurring normal fixed overhead and debt service costs. This operating trend is projected to continue for at least the remaining period of fiscal 2002 if we are unable to obtain a signed contract with a client.

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

         In June 2003,  the Company  entered  into a  Settlement  Agreement  and

Mutual Release of All Claims. Terms of the agreement were to issue 200,000 shares of restricted stock to the plaintiff valued at $26,000 or $0.13 per share and would be deducted from amounts owed by the Company to a former officer. In addition to the stock, another officer deeded to the plaintiff one-half interest in an industrial building that was personally owned by the officer. The value of the one-half interest was determined to be $150,000. The Company agreed to reimburse the officer $150,000 for the interest given up. The Company also executed a note to the plaintiff for the amount of $22,000, which was due on October 1, 2003. If the note was not paid by October 1, 2003 it would go into default and the Company would owe $35,000. The Company defaulted on the original note and $35,000 was paid in March 2005.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the period covered by this report, the Company issued 49,020 shares of common stock at a price of $0.51 per share or $25,000 for the satisfaction of liabilities; 75,000 shares of common stock at a price of $0.15 per share for consideration of $11,250.

         The sales of shares to the buyers were made in reliance on Section 4(2) of the 1933 Act, and rules and regulations promulgated thereunder, as a transaction not involving any public offering. No advertising or general solicitation was employed in the issuance of the securities.

Item 3.  Defaults on Senior Securities

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


              Terra Systems, Inc.



              By:    /s/ Clayton Timothy
                    ----------------------------------
                    Clayton Timothy
                    CEO

              Date: March 30, 2006
                    ---------------------------------


              By:    /s/ Mark Faerber
                    ----------------------------------
                    Mark Faerber
                    Consultant performing certain services for the Company commonly performed by a Chief Financial Officer

              Date: March 30, 2006
                    ---------------------------------