Form 10QSB
period 2002-06-30
TERRA SYSTEMS CORP
filed 2006-04-05
CIK 1027876

================================================================================


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended June 30, 2002

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

Class  Common  Stock,  $0.001 par value  Outstanding  as of December  28,  2005:
41,302,288

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes     X  No
---        ---

                               Terra Systems Corp

                                   Form 10-QSB
                      For The Quarter Ending June 30, 2002

Part I. Financial Information Page

    Item 1.  Financial Statements

             Consolidated Balance Sheets as of June 30 2002 and
               December 31, 2001 (Unaudited)                                  2

             Consolidated  Statements of Operations  for the Three
              and Six Months  ended June 30, 2002,  and 2001,  and
              for the Cumulative Period February 17, 1996
              (Date of Inception) through June 30 2002 (Unaudited)            3

             Consolidated Statements of Cash Flows for the Six
               Months ended June 30, 2002, and 2001 and for the
               Cumulative Period February 17, 1996 (Date of
               Inception) through June 30, 2002 (Unaudited)                   4

             Notes to the Unaudited Consolidated Financial Statements         5

    Item 2.  Management's Discussion and Plan of Operation                    7

    Item 3.  Controls and Procedures                                          9

Part II. Other Information

    Item 1.  Legal Proceedings                                               10

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     10

    Item 3.  Defaults on Senior Securities                                   10

    Item 4.  Other Information                                               10

    Item 5.  Exhibits                                                        10

    Signatures                                                               11

PART I. FINANCIAL INFORMATION

Item I. Financial Statements


                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       June 30,     December 31,
                                                        2002           2001
                                                     -----------    -----------
Current Assets
  Cash                                               $    19,464    $        75
  Receivables                                                  -            500
                                                     -----------    -----------
    Total Current Assets                                  19,464            575
                                                     -----------    -----------

Property and Equipment
  Furniture and equipment                                451,809        451,809
  Software                                                10,380         10,380
  Less:  Accumulated depreciation                       (388,064)      (355,152)
                                                     -----------    -----------
    Net Property and Equipment                            74,125        107,037
                                                     -----------    -----------

Total Assets                                         $    93,589    $   107,612
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                   $   500,979    $   427,395
  Accounts payable to related party                      377,700        395,328
  Accrued liabilities                                    916,642        828,285
  Accrued interest payable                               349,217        317,819
  Capital lease obligation - current portion             237,955        237,954
  Notes payable to stockholders - current portion        625,267        422,534
                                                     -----------    -----------
    Total Current Liabilities                          3,007,760      2,629,315
                                                     -----------    -----------

Long-Term Liabilities
  Notes payable to stockholders -
   net of current portion                                      -        202,733
                                                     -----------    -----------
    Total Long-Term Liabilities                                -        202,733
                                                     -----------    -----------

Stockholders' Deficit
  Common stock - $0.001 par value; 100,000,000
   shares authorized; 21,915,585 and 21,791,565
   shares issued and outstanding, respectively            21,916         21,792
  Additional paid-in capital                           6,477,443      6,441,317
  Common stock subscribed                                (48,750)      (100,000)
  Accumulated deficit                                 (9,364,780)    (9,087,545)
                                                     -----------    -----------
    Total Stockholders' Deficit                       (2,914,171)    (2,724,436)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit          $    93,589    $   107,612
                                                     ===========    ===========


      See accompanying notes to condensed consolidated financial statements

                                        TERRA SYSTEMS, INC AND SUBSIDIARY
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)
                                                                                                  From Inception
                                                                                                      of the
                                                                                                   Development
                                                                                                     Stage on
                                                                                                    February 17,
                                      For the Three Months              For the Six Months             1996
                                          Ended June 30,                   Ended June 30,             Through
                                   ----------------------------    ----------------------------       June 30,
                                       2002            2001            2002            2001            2002
                                   ------------    ------------    ------------    ------------    ------------
Revenues                           $          -    $      1,485    $          -    $      2,970    $    346,442
Cost of Revenues                              -               -               -             739         308,544
                                   ------------    ------------    ------------    ------------    ------------

  Gross Profit                                -           1,485               -           2,231          37,898
                                   ------------    ------------    ------------    ------------    ------------

Operating Expenses
  Research and development               42,519          63,989          81,834         284,799       1,701,175
  General and administrative             80,796         139,111         135,091       1,196,575       6,195,973
  Depreciation and amortization          16,456          30,408          32,912          61,638         697,946
                                   ------------    ------------    ------------    ------------    ------------
    Total Operating Expenses            139,771         233,508         249,837       1,543,012       8,595,094

    Loss from Operations               (139,771)       (232,023)       (249,837)     (1,540,781)     (8,557,196)
                                   ------------    ------------    ------------    ------------    ------------

Nonoperating Income/(Expenses)
  Interest expense                      (16,145)        (20,893)        (32,398)        (39,448)       (487,550)
  Interest income                             -               2               -               2           1,708
  Gain from relief of debt                    -               -               -               -          64,285
  Loss on sale of securities                  -               -               -               -         (99,000)
  Gain or (loss) on sale of assets            -               -           5,000               -        (287,027)
                                   ------------    ------------    ------------    ------------    ------------

  Net Nonoperating Expenses             (16,145)        (20,891)        (27,398)        (39,446)       (807,584)
                                   ------------    ------------    ------------    ------------    ------------

Net Loss                               (155,916)   $   (252,914)   $   (277,235)   $ (1,580,227)   $ (9,364,780)
                                   ============    ============    ============    ============    ============

Basic and Diluted Loss
 Per Share                         $      (0.01)   $      (0.01)   $      (0.01)   $      (0.08)
                                   ============    ============    ============    ============

Weighted Average Shares
 Outstanding                         21,894,202      19,244,790      21,915,585      19,162,791
                                   ============    ============    ============    ============


                      See accompanying notes to condensed consolidated financial statements



                                                        3

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       From
                                                                     Inception
                                                                      of the
                                                                    Development
                                                                     Stage on
                                                                    February 17,
                                        For the Six Months Ended       1996
                                                June 30,              Through
                                       -------------------------      June 30,
                                           2002         2001           2002
                                       -----------   -----------    -----------

Cash Flows from Operating Activities:
  Net loss                             $  (277,235)  $(1,327,313)   $(9,364,780)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Depreciation and amortization           32,912        31,230        697,946
    Gain from debt relief                        -             -        (64,284)
    Loss on investment securities                -             -         99,000
    Loss (gain) on disposal of assets       (5,000)            -        287,027
    Stock based compensation                     -     1,084,013      2,620,521
  Changes in current assets and
  liabilities:
    Receivables                                500        (1,486)             -
    Accounts payable                        98,584        17,058        744,236
    Accounts payable - related party       (17,628)       13,479        370,111
    Accrued liabilities                     88,358        43,701        931,580
    Accrued interest payable                31,398        16,159        349,217
                                       -----------   -----------    -----------

  Net Cash Used in Operating
   Activities                              (48,111)     (123,159)    (3,329,426)
                                       -----------   -----------    -----------

Cash Flows from Investing Activities:
  Purchase of equipment                          -             -       (662,464)
  Organization costs paid                        -             -         (4,755)
  Proceeds from sale of assets               5,000             -        122,715
                                       -----------   -----------    -----------

  Net Cash Provided by (Used in)
   Investing Activities                      5,000             -       (544,504)
                                       -----------   -----------    -----------

Cash Flows from Financing Activities:
  Proceeds from borrowings -
   stockholders                                  -             -        870,111
  Payments on borrowings -
   stockholders                                  -             -       (149,750)
  Proceeds from stock issuance and
   subscriptions                            62,500       172,500      3,358,673
  Proceeds from common stock
   subscribed                                    -             -       (185,640)
  Payments on capital leases                     -        (6,853)             -
                                       -----------   -----------    -----------

    Net Cash Provided by Financing
     Activities                             62,500       165,647      3,893,394
                                       -----------   -----------    -----------

Net Increase in Cash                        19,389        42,488         19,464

Cash at Beginning of Period                     75         4,839              -
                                       -----------   -----------    -----------

Cash at End of Period                  $    19,464   $    47,327    $    19,464
                                       ===========   ===========    ===========

Supplemental Cash Flow Information:
  Cash paid for interest                   $     -   $     1,931
Non Cash Investing and Financing
 Activities:
  Conversion of liabilities payable
   to equity                           $    25,000       $     -


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

         The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2001. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2002.

         This Quarterly Report for the period ended June 30, 2002, was prepared in December 2005, in connection with the Company's efforts to become current in its public reporting.

NOTE 2 - RELATED PARTY TRANSACTIONS

         The Company entered into capital and operating lease obligations with a company under common ownership. The Company has violated its lease agreements by being delinquent in its payments regarding these leases. As of June 30, 2002, the Company owed this related party $237,955 in delinquent rent, executory fees, and late fees, sales tax, and cash advances. Certain officers of the Company have from time to time advanced the Company funds used for operating expenses. All amounts are due on demand with no interest. In addition, the Company has notes payable outstanding and accrued interest payable. As of June 30, 2002, the Company owed these officers $1,352,184. Total amounts due to Related Parties as shown on the balance sheet as of June 30, 2002 are $1,590,139.


NOTE 3 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash - During the six months ended June 30, 2002, the Company issued 75,000 shares of common stock for proceeds of $11,250 or $0.15 per share. The Company also received $51,250 as partial settlement of a $100,000 common stock subscription.

         Common Stock Issued for Payment of Debt - During the six months ended June 30, 2002; the Company issued 49,020 shares of common stock for payment of a debt of $25,000 or $0.51 per share.


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


NOTE 5 - BUSINESS CONDITION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six-month periods ended June 30, 2002 and 2001, the Company incurred net losses of $277,235 and $1,580,227, respectively. As of June 30, 2002, the Company's losses accumulated from inception totaled $9,364,780. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

         During the quarter ended June 30, 2002, the Company's management was in the process of negotiating various agreements to perform research on and develop pneumatic conveyance systems to handle materials in a bulk state in industrial research and processing. Management also intended to use capital and debt financing as needed to supplement the cash flows that potentially could be generated through the successful negotiation of agreements. The Company entered into an agreement with a corporation for consultation and advisory services related to business management and marketing. As a result of this agreement, the Company received $205,500 for the issuance of common stock and options. This agreement allows for additional cash proceeds through the issuance of additional common stock and options.

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

         NOTE: This Quarterly Report for the period ended June 30, 2002, was prepared in December 2005 and January 2006, in connection with the Company's efforts to become current in its public reporting.

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

Results of Operations

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

         From inception through June 30, 2002, we have incurred losses totaling $9,364,780 and generated revenues of $346,442 from operations. During the six months ended June 30, 2002, we had sales revenues of $0 compared to $ 2,970 during the same period in 2001. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities, including sales made upon the exercise of stock options granted to XCEL Associates, Inc., and under an agreement dated March 29, 2000.

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

         Our net loss for the six months ended June 30, 2002, was $277,235, compared to a net loss for the six months ended June 30, 2001, of approximately $1,580,227. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the six months ended June 30, 2002, were $277,235 of which approximately 49% were general and administrative. Our expenses for the six months ended June 30, 2001 were approximately $1,583,197 of which approximately 76% were general and administrative. For the six months ended June 30, 2001, we recognized compensation expense of approximately $787,500 in connection with the grant of stock options to employees. During that same period, we recognized approximately $243,250 of consulting expense in connection with the repricing of stock rights issued to non-employees. The recognition of these two items increased expenses by approximately $1,030,750, and represented approximately 65% of the expenses for the six months ended June 30, 2001. For the six months ended June 30, 2002, depreciation and amortization expense was $32,912, compared to depreciation and amortization expense of $61,639 for the six months ended June 30, 2001.

Three  months  ended June 30, 2002  compared to the three  months ended June 30,
2001

         Our net loss for the three months ended June 30, 2002, was approximately $155,916, compared to a net loss for the three months ended June 30, 2001, of approximately $252,914. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the three months ended June 30, 2002, were approximately $155,916 of which approximately 52% were general and administrative. Our expenses for the three months ended June 30, 2001 were approximately $254,399, of which approximately 55% were general and administrative. For the three months ended June 30, 2002, depreciation and amortization expense was $16,456, compared to depreciation and amortization expense of $30,408 for the three months ended June 30, 2001.

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

         None

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

--------------------------------------------------------------------------------