Form 10QSB
period 2002-09-30
TERRA SYSTEMS CORP
filed 2006-04-05
CIK 1027876

================================================================================


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended September 30, 2002

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

Class  Common  Stock,  $0.001 par value  Outstanding  as of December  28,  2005:
41,302,288

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes     X  No
---        ---

                               Terra Systems Corp

                                   Form 10-QSB
                    For The Quarter Ending September 30, 2002

Part I. Financial Information Page

    Item 1.  Financial Statements

             Consolidated Balance Sheets as of September 30, 2002
               and December 31, 2001 (Unaudited)                              2

             Consolidated Statements of Operations for the Three
               and Nine Months ended September 30, 2002, and 2001,
               and for the Cumulative Period February 17, 1996
               (Date of Inception) through September 30, 2002
               (Unaudited)                                                    3

             Consolidated Statements of Cash Flows for the Nine
               Months ended September 30, 2002, and 2001 and for
               the Cumulative Period February 17, 1996 (Date of
               Inception) through September 30, 2002 (Unaudited)              4

             Notes to the Unaudited Consolidated Financial Statements         5

    Item 2.  Management's Discussion and Plan of Operation                    7

    Item 3.  Controls and Procedures                                         10

Part II. Other Information

    Item 1.  Legal Proceedings                                               10

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     10

    Item 3.  Defaults on Senior Securities                                   11

    Item 4.  Other Information                                               11

    Item 5.  Exhibits                                                        11

    Signatures                                                               12

PART I. FINANCIAL INFORMATION

Item I. Financial Statements


                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   September 30,    December 31,
                                                       2002             2001
                                                   ------------     -----------
Current Assets
  Cash                                              $    23,018     $        75
  Receivables                                                 -             500
                                                    -----------     -----------
         Total Current Assets                            23,018             575
                                                    -----------     -----------

Property and Equipment
  Furniture and equipment                               452,958         451,809
  Software                                               10,380          10,380
  Less:  Accumulated depreciation                      (404,520)       (355,152)
                                                    -----------     -----------
    Net Property and Equipment                           58,818         107,037
                                                    -----------     -----------

Total Assets                                        $    81,836     $   107,612
                                                    ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                  $   498,366     $   427,395
  Accounts payable to related party                     359,448         395,328
  Accrued liabilities                                   938,680         828,285
  Accrued interest payable                              360,347         317,819
  Capital lease obligation -
   current portion                                      237,955         237,954
  Notes payable to stockholders -
   current portion                                      625,267         422,534
                                                    -----------     -----------
    Total Current Liabilities                         3,020,063       2,629,315
                                                    -----------     -----------

Long-Term Liabilities
  Notes payable to stockholders -
   net of current portion                                     -         202,733
                                                    -----------     -----------
    Total Long-Term Liabilities                               -         202,733
                                                    -----------     -----------

Stockholders' Deficit
  Common stock - $0.001 par value;
   100,000,000 shares authorized;
   22,420,114 and 21,791,565 shares
   issued and outstanding, respectively                  22,420          21,792
  Additional paid-in capital                          6,569,638       6,441,317
  Common stock subscribed                               (48,750)       (100,000)
  Accumulated deficit                                (9,481,535)     (9,087,545)
                                                    -----------     -----------
    Total Stockholders' Deficit                      (2,938,227)     (2,724,436)
                                                    -----------     -----------

Total Liabilities and Stockholders' Deficit         $    81,836     $   107,612
                                                    ===========     ===========


      See accompanying notes to condensed consolidated financial statements

                                       TERRA SYSTEMS, INC AND SUBSIDIARY
                                         (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                                                                From Inception
                                                                                                    of the
                                                                                                 Development
                                                                                                   Stage on
                                                                                                 February 17,
                                    For the Three Months              For the Nine Months            1996
                                     Ended September 30,              Ended September 30,           Through
                                 ----------------------------    ----------------------------    September 30,
                                     2002            2001            2002            2001            2002
                                 ------------    ------------    ------------    ------------    ------------
Revenues                         $    149,934    $      3,285    $    149,934    $      6,255    $    496,376
Cost of Revenues                       55,275               -          55,275             739         363,819
                                 ------------    ------------    ------------    ------------    ------------

 Gross Profit                          94,659           3,285          94,659           5,516         132,557
                                 ------------    ------------    ------------    ------------    ------------

Operating Expenses
 Research and development              53,272         (36,121)        135,106         248,587       1,754,447
 General and administrative           125,556         280,319         260,647       1,476,894       6,321,529
 Depreciation and amortization         16,456          31,252          49,368          92,890         714,402
                                 ------------    ------------    ------------    ------------    ------------
   Total Operating Expenses           195,284         275,450         445,121       1,818,371       8,790,378

   Loss from Operations              (100,625)       (272,165)       (350,462)     (1,812,855)     (8,657,821)
                                 ------------    ------------    ------------    ------------    ------------

Nonoperating Income/(Expenses)
 Interest expense                     (16,130)        (13,501)        (48,528)        (52,949)       (503,680)

 Interest income                            -               1               -               3           1,709

 Gain from relief of debt                   -               -               -               -          64,284

 Loss on sale of securities                 -               -               -               -         (99,000)

 Gain (Loss) on sale of assets              -               -           5,000               -        (287,027)
                                 ------------    ------------    ------------    ------------    ------------

 Net Nonoperating Expenses            (16,130)        (13,500)        (43,528)        (52,946)       (823,714)
                                 ------------    ------------    ------------    ------------    ------------

Net Loss                         $   (116,755)   $   (285,665)   $   (393,990)   $ (1,865,801)   $ (9,481,535)
                                 ============    ============    ============    ============    ============

Basic and Diluted Loss
 Per Share                       $      (0.01)   $      (0.01)   $      (0.02)   $      (0.10)
                                 ============    ============    ============    ============

Weighted Average Shares
 Outstanding                       22,149,189      19,479,878      22,127,805      19,278,642
                                 ============    ============    ============    ============


                     See accompanying notes to condensed consolidated financial statements



                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                       From
                                                                     Inception
                                                                      of the
                                                                    Development
                                                                     Stage on
                                                                    February 17,
                                       For the Nine Months Ended       1996
                                             September 30,            Through
                                       -------------------------   September 30,
                                           2002         2001           2002
                                       -----------   -----------    -----------

Cash Flows from Operating Activities:
  Net loss                             $  (393,990)  $(1,865,801)   $(9,481,535)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Depreciation and amortization           49,368        91,227        714,402
    Gain from debt relief                        -             -        (64,284)
    Loss on sale of investment
     securities                                  -             -         99,000
    Loss on sale of assets                       -             -        292,027
    Stock based compensation                92,699     1,379,538      2,713,221
  Changes in current assets and
   liabilities:
    Receivables                                500           580              -
    Accounts payable                        95,972       (10,040)       741,624
    Accounts payable - related party       (35,880)       86,381        351,859
    Accrued liabilities                    110,395       141,297        953,617
    Accrued interest payable                42,528        48,919        360,347
                                       -----------   -----------    -----------

  Net Cash Used in Operating
   Activities                              (38,408)     (127,899)    (3,319,722)
                                       -----------   -----------    -----------

Cash Flows from Investing Activities:
  Purchase of equipment                     (1,149)            -       (663,613)
  Organization costs paid                        -             -         (4,755)
  Proceeds from sale of assets                   -             -        117,715
                                       -----------   -----------    -----------

  Net Cash Used in Investing
   Activities                               (1,149)            -       (550,653)
                                       -----------   -----------    -----------

Cash Flows from Financing Activities:
  Proceeds from borrowings -
   stockholders                                  -             -        870,111
  Payments on borrowings -
   stockholders                                  -             -       (149,750)
  Proceeds from stock issuance and
   subscriptions                            62,500       109,046      3,358,672
  Proceeds from common stock
   subscribed                                    -        30,000       (185,640)
  Payments on capital leases                     -       (13,808)             -
                                       -----------   -----------    -----------

    Net Cash Provided by Financing
     Activities                             62,500       125,238      3,893,393
                                       -----------   -----------    -----------

Net Increase (Decrease) in Cash             22,943        (2,661)        23,018

Cash at Beginning of Period                     75         4,839              -
                                       -----------   -----------    -----------

Cash at End of Period                  $    23,018   $     2,178    $    23,018
                                       ===========   ===========    ===========

Supplemental Cash Flow Information:
  Cash paid for interest               $         -   $     1,931
Non Cash Investing and Financing
 Activities:
  Conversion of liabilities payable
   to equity                           $    25,000   $         -


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

         The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2001. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2002

         This Quarterly Report for the period ended September 30, 2002, was prepared in December 2005, in connection with the Company's efforts to become current in its public reporting.


NOTE 2 - RELATED PARTY TRANSACTIONS

         The Company entered into capital and operating lease obligations with a company under common ownership. The Company has violated its lease agreements by being delinquent in its payments regarding these leases. As of September 30, 2002, the Company owed this related party $239,484 in delinquent rent, executory fees, and late fees, sales tax, and cash advances. Certain Officers of the Company have from time to time advanced the Company funds used for operating expenses. All amounts are due on demand with no interest. In addition, the Company has notes payable outstanding along with accrued interest payable. As of September 30, 2002, the Company owed these officers $1,343,533. Total amounts due to Related Parties as shown on the balance sheet as of September 30, 2002 are $1,583,017.


NOTE 3 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash - During the nine months ended September 30, 2002, the Company issued 75,000 shares of common stock for proceeds of $11,250 or $0.15 per share. The Company also received $51,250 as partial settlement of a $100,000 common stock subscription.

         Common Stock Issued for payment of debt - During the nine months ended September 30, 2002, the Company issued 49,020 shares of common stock for payment of a debt of $25,000 or $0.51 per share.

         Common Stock Issued for Services - During the nine months ended September 30, 2002, the Company issued 504,529 shares of common stock for consulting services. The shares were valued at $0.18 to $0.19 per share, and $92,700 was charged to consulting expense.

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

NOTE 5 - BUSINESS CONDITION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine-month periods ended September 30, 2002 and 2001, the Company incurred net losses of $393,990 and $1,865,801, respectively. As of September 30, 2002, the Company's losses accumulated from inception totaled $9,481,535. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

         During the quarter ended September 30, 2002, the Company's management was in the process of negotiating various agreements to perform research on and the development of pneumatic conveyance systems to handle materials in a bulk state in industrial research and processing. Management also intends to use capital and debt financing as needed to supplement the cash flows that potentially could be generated through the successful negotiation of agreements.

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

         NOTE: This Quarterly Report for the period ended September 30, 2002, was prepared in December 2005 and January 2006, in connection with the Company's efforts to become current in its public reporting.

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

Results of Operations

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

         From inception through September 30, 2002, we have incurred losses totaling $9,481,535 and generated revenues of $496,376 from operations. During the nine months ended September 30, 2002, we had sales revenues of $149,934. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities, including sales made upon the exercise of stock options granted to XCEL Associates, Inc., and under an agreement dated March 29, 2000.

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

         Our net loss for the nine months ended September 30, 2002, was approximately $393,990, compared to a net loss for the nine months ended September 30, 2001, of approximately $1,865,801. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the nine months ended September 30, 2002, were approximately $543,924 of which approximately 48% were general and administrative. Our expenses for the nine months ended September 30, 2001 were approximately $1,872,056, of which approximately 79% were general and administrative. For the nine months ended September 30, 2001, we recognized compensation expense of approximately $787,500 in connection with granting of stock options to employees. During that same period, we recognized approximately $243,250 of consulting expense in connection with the repricing of stock rights issued to non-employees. The recognition of these two items increased expenses by approximately $1,030,750, and represented approximately 55% of the expenses for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, depreciation and amortization expense was $49,368, compared to depreciation and amortization expense of $91,227 for the nine months ended September 30, 2001.

Three months ended September 30, 2002 compared to three months ended September 30, 2001

         Our net loss for the three months ended September 30, 2002, was approximately $116,755, compared to a net loss for the three months ended September 30, 2001, of approximately $285,665. The net loss was attributable to lower than expected revenues from sales of our products and services and higher research and development and general and administrative expenses. Our expenses for the three months ended September 30, 2002, were approximately $266,689 of which approximately 59% were general and administrative. Our expenses for the three months ended September 30, 2001 were approximately $288,950, of which approximately 97% were general and administrative. For the three months ended

September 30, 2002, the depreciation and amortization expense was $16,130, compared to depreciation and amortization expense of $13,500 for the three months ended September 30, 2001.

         Since inception, we have realized minimal revenues while incurring normal fixed overhead and debt service costs. This operating trend is projected to continue for at least the remaining period of fiscal 2002 if we are unable to obtain a signed contract with a client.

         During the nine months ended September 30, 2002, all elements of income and loss arose from continuing operations.

Future Business

         We see opportunities for our technology and business in an array of large industries, including power generation, agriculture, mining, environmental, construction, ceramics, and materials transportation. We anticipate that we will generate revenues through the sale of our proprietary equipment, fees, royalties, and profit sharing from licensing of our technology.

         During the quarter ended September 30, 2002, we were continuing discussions with PacifiCorp regarding pulverized coal processing for the utility industry. We had been working closely with management and engineering personnel from this company in the preliminary product design and development stages. A major objective of the proposed strategic business alliance to design a system that has the ability to produce low ash, low moisture, and ultra fine coal, which could enhance the combustion process and reduce unburned carbon and NOx emissions. Our research and development team has been actively engaged in the design of a demonstration unit since the beginning of 2001

         On March 28, 2001, we entered into an agreement with Ecology and Environment, Inc. (E&E), to jointly develop commercial opportunities for applications of our patented low-pressure pneumatic accelerator technology for environmental problems. E&E is an environmental consulting services company headquartered in Lancaster, New York. In addition to 25 offices located in the United States, E&E maintains a global presence with offices in 35 countries. This agreement establishes an alliance with an industry leader who has demonstrated a willingness to assist us in introducing our technology to a wider range of industries, as well as providing us with guidance in our marketing efforts to potential clients.

Liquidity and Capital Resources

         Given our current negative cash flows, it will be difficult for Terra Systems to continue as a going concern. While the recent issuance of a patent should allow us to more aggressively pursue revenue and cash generating contracts and opportunities, it may be necessary to raise additional funds or reduce cash expenditures. Funds could be generated through the issuance of additional stock or through the sale of existing plant and office equipment. Cash expenditures could be eased through a reduction in overhead costs including, but not limited to, labor and associated employee benefits.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three-month period ending September 30, 2002, the Company issued 504,529 shares of common stock valued at $0.18 to $0.19 per share for services rendered to the Company and $92,700 was charged to consulting expense.

         The issuance of shares was made in reliance on Section 4(2) of the 1933 Act, and rules and regulations promulgated thereunder, as a transaction not involving any public offering. No advertising or general solicitation was employed in the issuance of the securities.

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

              Date: March 30, 2006

--------------------------------------------------------------------------------