Form 10KSB
period 2002-12-31
TERRA SYSTEMS CORP
filed 2006-04-07
CIK 1027876

================================================================================


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For fiscal year ended December 31, 2002

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

                    5912 West 11600 South, Payson, Utah 84651
                                 (Prior Address)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class  Common  Stock,  $0.001 par value  Outstanding  as of December  28,  2005:
43,302,288

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes   X   No
                                 ---      ---

State issuer's revenue for the fiscal year ended December 31, 2002: $149,934

As of December 31, 2002, the registrant had 22,791,880 shares of common stock outstanding. The aggregate market value of the 17,945,122 shares of voting stock held by non-affiliates as of that date was approximately $ 2,153,414.

As of December 28, 2005, when this report was prepared, the registrant had 43,302,288 shares of common stock outstanding. The aggregate market value of the 31,455,345 shares of voting stock held by non-affiliates as of that date was approximately $ 20,131,420.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Description of Business                                             4
Item 2.    Description of Property                                            11
Item 3.    Legal Proceedings                                                  11
Item 4.    Submission of Matters to a Vote of Security Holders                12

                                     PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and
           Issuer Purchase of Securities                                      12
Item 6.    Management's Discussion and Analysis                               13
Item 7.    Financial Statements                                               16
Item 8.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          16
Item 8A.   Controls and Procedures                                            16
Item 8B.   Other Information                                                  17

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons,
            Compliance with Section 16(a) of the Exchange Act                 17

Item 10.   Code of Ethics                                                     18

Item 11.   Executive Compensation                                             18

Item 12.   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   19

Item 13.   Certain Relationships and Related Transactions                     20

Item 14.   Exhibits and Reports on Form 8-K                                   20

Item 15.   Principal Accountant Fees and Services                             21

Signatures                                                                    22

                                     PART I

Item 1.  Description of Business

Note: This Annual Report for the year ended December 31, 2002, was prepared in December 2005 and January 2006 in connection with the Company's efforts in becoming current in its periodic reporting.

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

         Customers

         One customer, Alpine Reserve accounted for 100% of our revenues as of December 31, 2002.

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

         Employees

         As of December 31, 2002, we had four full-time employees, and three consultants and advisors. There were no organized labor agreements or union agreements between Terra Systems and our employees. We believe that our relations with our employees have been and will continue to be good.

RISK FACTORS

         We have a history of losses and an accumulated deficit of approximately $9,646,798 as of December 31, 2002, and approximately $9,087,545 as of December 31, 2001. If we do not become profitable or maintain profitability in the future, we may not be able to continue to operate.

         We incurred net losses of approximately $9,646,798 for the period from February 1996 through December 31, 2002. We expect to continue to incur substantial net losses in the foreseeable future. If we do not become profitable within the time frame expected by investors, the market price of our common stock likely will decline. If we continue to incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. We do not know when or if we will become profitable. If we do achieve profitability, we may not sustain or increase profitability in the future. As a result, we may not be able to continue to operate.

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

         Additionally, we cannot guarantee that third parties will not bring claims of copyright or trademark infringement against us, or claim that aspects of our processes or other features violate a patent they may hold. There can be no assurance that third parties will not claim that we have misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, or require us to enter into costly royalty or licensing arrangements. These potentialities could have a material adverse effect on our business, financial condition, or operating results.

         Our audited financial statements have been prepared on the assumption that we will continue as a going concern. If we fail to continue in business, you would lose your investment.

         Our independent public accountants have issued their report dated October 30, 2005 that includes an explanatory paragraph stating that our deficit in working capital, negative cash flows from operations, shareholders deficit and recurring net losses raise substantial doubt about our ability to continue as a going concern. If we are not successful in generating additional sales, reducing expenses, or obtaining additional financing through this offering or otherwise, we may be required to scale back or discontinue operations, in which case our investors could lose all or substantially all of their investment.

         If we are to be competitive, we need to attract and retain key personnel. Without the proceeds from this offering, our financial resources will be limited, and it may be difficult to attract and retain personnel who are or would be instrumental to our success.

         Our future success depends significantly on the continued service of our senior management. The familiarity of these individuals with the industry makes them especially critical to our success. The loss of the services of one or more of our key employees could have a material adverse effect on our business. We do not currently have key man insurance on any of our employees, but we do anticipate obtaining that insurance in the near future. Our future success also depends on our ability to attract and retain highly qualified design, technical, sales, marketing, customer service, and management personnel. Competition for these personnel is intense, and we cannot guarantee that we will be able to attract or retain a sufficient number of highly qualified employees in the future. The lack of qualified management personnel could limit our ability to grow our business and may limit our ability to effectively compete in our markets.

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

Item 2.  Description of Property

         Our corporate headquarters moved to leased space located at: 51 South Geneva Road, Lindon, Utah 84052. The company was compelled to move headquarters to Lindon, Utah in October, 2001 due to zoning issues at the previous location. The company owned $13,000 in office equipment and $94,000 in shop equipment net of depreciation. The office/warehouse space was approximately 5,000 square feet. The lease was month to month with a payment of $1,500. The space was used for general offices, warehousing and research and development.

Item 3.  Legal Proceedings

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

         None.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Securities

         MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Market For Common Stock continued on the Pink Sheets under the symbol TSYI.PK

                                  High                       Low
2002
1st Quarter                       $0.27                      $0.15
2d Quarter                        $0.23                      $0.14
3d Quarter                        $0.25                      $0.14
4th Quarter                       $0.27                      $0.10

2001
1st Quarter                       $0.85                      $0.32
2d Quarter                        $0.50                      $0.30
3d Quarter                        $0.38                      $0.28
4th Quarter                       $0.22                      $0.19

2000
1st Quarter                       $0.81                      $0.38
2d Quarter                        $0.60                      $0.25
3d Quarter                        $0.38                      $0.17
4th Quarter                       $0.72                      $0.22

         The source of these high and low prices was the OTC Bulletin Board and the Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

         The market price of the common stock is subject to significant fluctuations in response to variations in the our quarterly operating results, general trends in the market for our technologies, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On December 31, 2002, the closing bid price of the common stock as reported by the OTC Bulletin Board was $0.12 per share.

         Holders

         As of December 31, 2002, there were approximately 260 shareholders of record of our common stock.

         Dividend Policy

         We have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future.

Sales of Unregistered Securities

         The following sets forth certain information for all securities we sold during the past three years without registration under the Securities Act.

2000

         During the twelve months ended December 31, 2000, we issued 343,340 shares of common stock at a price of $0.25 per share for proceeds of $85,836; 700,000 shares of common stock at a price of $0.25 per share for proceeds of $160,000; 25,000 shares of common stock at $0.20 per share for proceeds of $5,000; 300,000 shares of common stock at a price of $0.20 per share for proceeds of $60,000; 225,000 shares of common stock at a price of $0.20 per share in consideration for services rendered; and 33,333 shares at a price of $0.30 per share for proceeds of $10,000.00. In each instance, the purchasers of these securities were accredited or sophisticated investors, and each of them were afforded complete access to all of our books and records prior to their investment. During the same period we issued 500,000 shares of common stock upon conversion of notes payable to a related party in the amount of $100,000 or $0.20 per share. In addition, during the twelve months ended December 31, 2000, we issued 197,400 shares at a price of $0.25; 99,338 shares at a price of $0.39, 62,920 shares at a price of $0.48; 60,000 shares at a price of $0.50; and 15,000 shares at a price of $1.00 for consulting services.

2001

         During 2001, we issued 290,000 shares of common stock at a price of $0.20 per share for proceeds of $58,000; 20,000 shares of common stock at a price of $0.25 per share for proceeds of $5,000; 32,000 shares of common stock at a price of $0.19 per share for proceeds of $6,046; 500,000 shares of common stock at a price of $0.10 per share for proceeds of $50,000; 50,000 shares of common stock at a price of $0.20 per share for proceeds of $10,000; 130,434 shares of common stock at a price of $0.23 per share for proceeds of $30,000; 750,000 shares of common stock for proceeds of $152,500 or $0.20 to $0.25 per share relating to the exercise of stock rights; 75,000 shares of common stock valued at $0.20 per share relating to the exercise of stock rights with $15,000 charged to consulting expense; 500,000 shares of common stock valued at $100,000 or $0.20 per share as a stock subscription receivable; 72,500 shares of common stock at a price of $0.50 per share in consideration for services rendered; and 97,500 shares of common stock at a price of $0.40 per share in consideration for services rendered; 1,030,000 shares of common stock at a price of $0.20 per share in consideration for services rendered; 180,000 shares of common stock at a price of $0.15 per share in consideration for services rendered. The purchasers of these securities were accredited or sophisticated investors, and were afforded complete access to all of our books and records prior to investment.

2002

         During the twelve months ending December 31, 2002 the Company issued 75,000 shares of common stock at a price of $0.15 per share for proceeds of $11,250; 49,020 shares of common stock at a price of $0.51 per share for settlement of debt; 1,006,295 shares of common stock at a price of $0.16 to $0.19 per share for services rendered.

Item 6.  Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Please Note: This report, including the following Management's Discussion and Analysis Section, for the year ended December 31, 2002, was prepared in December 2005 and January 2006, in connection with the Company's efforts to become current in its periodic reporting.

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

Results of Operations

12 months ended December 31, 2002 compared to 12 months ended December 31, 2001
-------------------------------------------------------------------------------

         From inception through December 31, 2002, we have incurred losses totaling $9,646,798 and generated revenues of $496,376 from operations. During the year ended December 31, 2002, we had sales revenues of $149,934. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities, including sales made upon the exercise of stock options granted to XCEL Associates, Inc., and under an agreement dated March 29, 2000. XCEL has also been engaged to provide business management and marketing consultation services, including the review of our business plan, preparation of a company profile, recommendation of the company to various retail brokers, analysts, and institutional investors and bankers.

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

         Our net loss for the year ended December 31, 2002 was approximately $559,253, compared to a net loss for the year ended December 31, 2001, of approximately $2,356,618. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the year ended December 31, 2002, were approximately $653,912, of which approximately 54% were general and administrative. Our expenses for the year ended December 31, 2001 were approximately $2,362,134, of which approximately 70% were general and administrative. For the year ended December 31, 2001, we recognized compensation expense of approximately $787,500 in connection with the grant of stock options to employees. During that same period, we recognized approximately $243,250 of consulting expense in connection with the repricing of stock rights issued to non-employees. The recognition of these two items increased expenses by approximately $1,030,750, and represented approximately 44% of the expenses for year ended December 31, 2001. For the year ended December 31, 2002, depreciation and amortization expense was $65,824, compared to depreciation and amortization expense of $124,143 for the year ended December 31, 2001.

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

         In October 2000, we presented our technology to P.S.G. LLC, who contracts with Morrison-Knudsen Corp., to propose the clean up of a low-level radioactive waste site. In November 2000, a follow-up presentation was made in Denver, Colorado to Morrison-Knudsen. In this presentation, we proposed a total bulk handling system that would extract, transport, pulverize, treat, bind, and load-out into containment the low-level radioactive material. Originally it was anticipated that engineering and feasibility funds would be made available to us upon project approval in November of 2000. However, ongoing litigation between Morrison-Knudsen and a general government contractor has delayed its decision-making capability for our transaction. We anticipate a resolution to this lawsuit by the end of the second quarter, 2001.

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

Item 7.  Financial Statements

         Audited financial statements for the twelve month period ending December 31, 2002 are attached.

         Report of Independent Registered Public Accounting Firm           F-1

         Consolidated Balance Sheets- December 31, 2002 and 2001           F-2

         Consolidated Statements of Operations for the Years Ended
          December 31, 2002 and 2001 and for the Cumulative period
          February 17, 1996 (Date of Inception) through
          December 31, 2002                                                F-3

         Consolidated Statement of Changes in Stockholders' Deficit
          for the Period February 17, 1996 through December 31, 2002       F-4

         Consolidated  Statements of Cash Flows for the Years Ended
          December 31, 2002 and 2001 and for the Cumulative period
          February 17, 1996 (Date of Inception) through
          December 31, 2002                                                F-6

         Notes to Consolidated Financial Statements                        F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
------------------------------------------------

      In December 2005, in connection with the preparation of this report for the year ended December 31, 2002, our Chief Executive Officer and a consultant performing certain services for the Company commonly performed by a chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control Over Financial Reporting.
----------------------------------------------------

         There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter of the year ended December 31, 2002, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Section 404 Assessment.
----------------------

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

Limitations on Effectiveness of Controls.
----------------------------------------

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

Item 8B. Other Information

         None.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons,
         Compliance with Section 16(a) of the Exchange Act

MANAGEMENT

         The following table sets forth information about our board of directors and management team as of December 31, 2002.

Name                     Age              Position
----                     ---              --------

Clayton Timothy          54               Chief Executive Officer and Chairman
L. Kent Harmon           47               President and Director
Lloyd McEwan             73               Secretary, Treasurer, and Director
Leonard Howe             43               Technical Development
Robert Underwood         58               Director

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

Compliance with Section 16(a) of the Exchange Act

         None of the Company's executive officers or directors filed Forms 5 for the year ended December 31, 2002. During the year ended December 31, 2002, Messrs. Timothy, Underwood, Harmon, and McEwan engaged in transactions that should have been reported on Forms 4.

Item 10. Code of Ethics

The Company is in the process of adopting a code of ethics for our principal executive and financial officers. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 11. Executive Compensation

                             EXECUTIVE COMPENSATION

         This table provides summary information concerning compensation earned by or paid to our chief executive officer for services rendered in all capacities to us during fiscal year 2002. No executive officer was paid more than $100,000 in any of the three fiscal years ended December 31, 2002.

         Summary Compensation Table


                                                        Bonus      All Other
Name and Principal Position   Years     Salary ($)(1)    ($)    Compensation ($)

Clayton Timothy, Chief         2002     $     60,000    $   0       $    0
Executive Officer              2001           60,000        0            0
                               2000           60,000        0            0

(1) Mr. Timothy's salary has been accrued as a liability of the company. Due to our limited revenues, no salary payment was made to Mr. Timothy during the periods indicated.

         Stock Options Granted In 2002

         There were no stock options granted in 2002.

         Compensation of Directors

         Directors who also serve as executive officers do not receive any additional compensation for their services as directors. Non-employee directors are not paid an annual fee for services as board members.

         Employment Agreements

         We currently do not have employment agreements with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information regarding beneficial ownership of our common stock as of December 31, 2002, by:

         * each person or entity known to us to own beneficially more than 5% of our common stock;

         *        each of the named executive officers;

         *        each of our directors; and

         *        all executive officers and directors as a group.

         The following table assumes the applicable percentage ownership is based on 22,791,880 shares of common stock outstanding as of December 31, 2002 and 1,500,000 shares of common stock options.

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

                                       Shares Beneficially     Percentage of
       Shareholder                            Owned              Ownership

Clayton Timothy
Chief Executive Officer, Director          1,993,000(1)             8.20%

L. Kent Harmon
President, Director                        1,050,000(1)             4.32%

Lloyd McEwan
Secretary, Treasurer, Director             2,100,000                8.64%

Robert Underwood
Director                                   1,283,758(1)             5.28%

CHT Holding Trust (2)
3037 Somoa Place                           2,505,000               10.31%
Costa Mesa, California 92626

All  Executive  Officers and Directors
as a group (4 individuals)                 6,426,758(3)            26.46%

(1) Shares beneficially owned include 500,000 shares of common stock options.
(2) Shares held by CHT Holding Trust, of which Howard Hucks is the trustee and Wayne Hansen and Valgene Blackburn are beneficiaries.
(3) Shares beneficially owned include 1,500,000 shares of common stock options.

Securities Authorized Under Equity Compensation Plans

         As of December 31, 2002, the Company had no equity compensation plans or option plans.

Item 13. Certain Relationships and Related Transactions

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1996, the company entered into a capital lease with Spring Lake Co. The lease ran though March 2002. As of December 31, 2002, the Company was delinquent on accrued lease payments. In 2003, the company issued 1,326,216 shares of common stock to satisfy all amounts owed to Spring Lake Co.

         The principals of Spring Lake Company were Clayton Timothy and Lloyd McEwan. Both of these individuals were also executive officers and directors of Terra Systems.


Item 14. Exhibits

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

Item 15. Principal Accountant Fees and Services

         The Company paid no audit fees, audit-related fees, tax fees, or other fees to its accountants during the year ended December 31, 2002. The audit and related work for the year ended December 31, 2002, was performed in 2005

(1) AUDIT FEES

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

Date: March 30, 2006

                TERRA SYSTEMS, INC.

                           By:  /s/ Clayton Timothy
                                -------------------------------------
                                Clayton Timothy
                                CEO
                                (Principal Executive Officer)



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




                           December 31, 2002 and 2001

                       TERRA SYSTEMS, INC AND SUBSIDIARIES
                          (A Development Stage Company)


                                TABLE OF CONTENTS



Report of Independent Registered Public Accounting Firm                    F-1

Consolidated Balance Sheets December 31, 2002 and 2001                     F-2

Consolidated Statements of Operations for the Years Ended
   December 31, 2002 and 2001 and for the Cumulative period
   February 17, 1996 (Date of Inception) through December 31, 2002         F-3

Consolidated Statement of Changes in Stockholders' Deficit
   for the Period February 17, 1996 through December 31, 2002              F-4

Consolidated  Statements of Cash Flows for the Years Ended
   December 31, 2002 and 2001 and for the Cumulative period
   February 17, 1996 (Date of Inception) through December 31, 2002         F-6

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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Terra Systems, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Terra Systems, Inc. and Subsidiary (a development stage company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001 and for the cumulative period from February 17, 1996 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits a reasonable basis for our opinion.

In our opinion, based on our audits the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Systems, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the cumulative period from February 17, 1996 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses and negative cash flows from operations during each of the two years in the period ended December 31, 2002 and from inception through December 31, 2002. As of December 31, 2002, the Company had an accumulated deficit of $9,646,798 and negative working capital of $3,051,152. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                               HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
October 30, 2005

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                     ---------------------------
                                                        2002            2001
                                                     -----------    -----------
Current Assets
 Cash                                                $     3,395    $        75
 Receivables                                                   -            500
                                                     -----------    -----------
        Total Current Assets                               3,395            575
                                                     -----------    -----------

Property and Equipment
 Furniture and equipment                                 451,809        451,809
 Building and leaseholds                                  12,500              -
 Software                                                 10,380         10,380
 Less:  Accumulated depreciation                        (420,976)      (355,152)
                                                     -----------    -----------
        Net Property and Equipment                        53,713        107,037
                                                     -----------    -----------

Total Assets                                         $    57,108    $   107,612
                                                     ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                    $   467,849    $   427,395
 Accounts payable to related parties                     379,429        395,328
 Accrued liabilities                                     970,485        828,285
 Accrued interest payable to related parties             373,563        317,819
 Capital lease obligation to related party               237,954        237,954
 Notes payable to stockholders - current portion         625,267        422,534
                                                     -----------    -----------
        Total Current Liabilities                      3,054,547      2,629,315
                                                     -----------    -----------

Long-Term Liabilities
 Notes payable to stockholders -
  net of current portion                                       -        202,733
                                                     -----------    -----------
        Total Long-Term Liabilities                            -        202,733
                                                     -----------    -----------

Stockholders' Deficit
 Common stock - $0.001 par value; 100,000,000
  shares authorized; 22,791,880 and 21,791,565
  shares issued and outstanding, respectively             22,792         21,792
 Additional paid-in capital                            6,626,567      6,441,317
 Common stock subscribed                                       -       (100,000)
 Accumulated deficit                                  (9,646,798)    (9,087,545)
                                                     -----------    -----------
        Total Stockholders' Deficit                   (2,997,439)    (2,724,436)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit          $    57,108    $   107,612
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  From Inception
                                                                      of the
                                                                   Development
                                                                     Stage on
                                                                   February 17,
                                        For the year ended             1996
                                           December 31,              Through
                                   ----------------------------    December 31,
                                       2002            2001            2002
                                   ------------    ------------    ------------

Revenues                           $    149,934    $      6,255    $    496,376
Cost of Revenues                         55,275             739         363,819
                                   ------------    ------------    ------------

Gross Profit                             94,659           5,516         132,557
                                   ------------    ------------    ------------

Expenses
 Research and development               178,170         279,689       1,797,511
 General and administrative             353,174       1,667,804       6,414,056
 Depreciation and amortization           65,824         124,143         730,858
                                   ------------    ------------    ------------
     Total Operating Expenses           597,168       2,071,636       8,942,425
                                   ------------    ------------    ------------

Loss from Operations                   (502,509)     (2,066,120)     (8,809,868)
                                   ------------    ------------    ------------

Nonoperating Income/(Expense)
 Interest expense                       (61,744)        (69,430)       (516,896)
 Interest income                              -               4           1,709
 Gain from debt relief                        -          64,284          64,284
 Loss on sale of securities                   -               -         (99,000)
 Gain (loss) on sale of assets            5,000        (285,356)       (287,027)
                                   ------------    ------------    ------------

     Net Nonoperating Expenses          (56,744)       (290,498)       (836,930)
                                   ------------    ------------    ------------

Net Loss                           $   (559,253)   $ (2,356,618)   $ (9,646,798)
                                   ============    ============    ============

Basic and Diluted Loss
 Per Share                         $      (0.03)   $      (0.12)
                                   ============    ============

Weighted Average Shares
 Outstanding                         22,174,658      19,784,749
                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                                                TERRA SYSTEMS, INC AND SUBSIDIARY
                                                  (A Development Stage Company)
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                                                                         Deficit
                                                                                                         Accumu-
                                                                                                          lated
                                                                                                         During
                                                                         Common                            the         Total
                                         Common Stock        Additional  Stock    Subscrip-  Deferred    Develop-      Stock-
                                    -----------------------   Paid-In   Subscrip    tion      Compen-      ment       holders'
                                      Shares       Amount     Capital    -tions  Receivable   sation       Stage      Deficit
--------------------------------------------------------------------------------------------------------------------------------
Balance - February 17, 1996
 (Inception)                                  -   $      -   $       -  $     -  $        -  $      -  $         -            -
Shares issued to founders
  March 1996 -  $0.00 per share      48,000,000     48,000     (47,520)       -           -         -            -          480
Shares issued to acquire Xullux
  May 1996 - $0.00 per share          2,955,100      2,955      (2,955)       -           -         -            -            -
Common stock subscriptions
  July 1996 through
   September 1996                             -          -           -  196,000           -         -            -      196,000
Shares issued for marketable
 securities
  September 1996 - $0.80 per share       19,000         19      15,181  174,800           -         -            -      190,000
Shares issued for cash
  September 1996 - $0.80  to $1.00
   per share                            706,500        707     667,793   10,000           -         -            -      678,500
  October 1996 - $0.80 per share        350,000        350     279,650        -           -         -            -      280,000
  November 1996 - $1.75 per share        12,000         12      20,988        -           -         -            -       21,000
  December 1996 - $1.75 to $2.00
   per share                             57,500         58     103,692        -           -         -            -      103,750
  January 1997 - $1.00 to $1.75
   per share                            126,000        126     145,374        -           -         -            -      145,500
  February 1997 - $1.00 per share       100,000        100      99,900        -           -         -            -      100,000
  March 1997 - $1.75 per share           25,413         25      44,448        -           -         -            -       44,473
  April 1997 - $2.00 per share            7,500          8      14,992        -           -         -            -       15,000
  May 1997 - $1.00 per share            100,000        100      99,900        -           -         -            -      100,000
  June 1997 - $1.00 per share            90,000         90      89,910        -           -         -            -       90,000
  August 1997 - $0.50 to $1.00
   per share                             70,000         70      44,930        -           -         -            -       45,000
  October 1997 - $1.00 per share         25,000         25      24,975        -           -         -            -       25,000
  November 1997 - $0.72 to $0.80
   per share                            172,399        173     128,243        -           -         -            -      128,416
  December 1997 - $0.80 per share        84,375         84      67,416        -           -         -            -       67,500
  April 1998 - $0.50 to $0.73
   per share                            239,502        240     146,671        -           -         -            -      146,911
  May 1998 - $0.75 to $0.80
   per share                             38,333         38      29,962        -           -         -            -       30,000
  June 1998 - $0.75 per share            30,146         30      22,579        -           -         -            -       22,609
  July 1998 - $0.36 to $0.73
   per share                            236,846        237     119,368        -           -         -            -      119,605
  August 1998 - $0.50 per share          20,000         20       9,980        -           -         -            -       10,000
  November 1998 - $0.30 to $0.33
   per share                             78,000         78      24,772        -           -         -            -       24,850
  December 1998 - $0.32 to $0.33
   per share                             72,900         73      23,664        -           -         -            -       23,737
  January 1999 - $0.50 per share        100,000        100      49,900        -           -         -            -       50,000
  April 1999 - $0.25 per share           20,000         20       4,980        -           -         -            -        5,000
  May 1999 - $0.50 per share             20,000         20       9,980        -           -         -            -       10,000
  June 1999 - $0.50 per share           100,000        100      49,900        -           -         -            -       50,000
  July 1999 - $0.25 per share           200,000        200      50,260        -           -         -            -       50,460
  September 1999 - $0.40 and $0.50
   per share                            145,000        145      59,855        -           -         -            -       60,000
  October 1999 - $0.50 per share         60,000         60      29,940        -           -         -            -       30,000
  December 1999 - $0.50 per share        60,000         60      29,940        -           -         -            -       30,000
  January 2000 - $0.25 per share         12,000         12       2,988        -           -         -            -        3,000
  February 2000 - $0.25 per share        40,000         40       9,960        -           -         -            -       10,000
  March 2000 - $0.25 per share          139,340        140      34,696        -           -         -            -       34,836
  April 2000 - $0.30 per share           33,333         33       9,967        -           -         -            -       10,000
  July 2000 - $0.25 per share            32,000         32       7,968        -           -         -            -        8,000
  August 2000 - $0.25 per share         120,000        120      29,880        -           -         -            -       30,000
Shares issued in satisfaction of
 subscription agreements
  October - December 1996 $0.80 to
   $1.00 per share                      246,000        245     205,755  (206,000)         -         -            -            -
  December 1996 - $0.76 per share       231,000        231     174,569  (174,800)         -         -            -            -
Shares issued for current and
 future services
  May 1997 - $1.00 per share             75,000         75      74,850        -           -   (74,925)           -            -
  March 1998 - $1.13 per share          350,000        350     393,400        -           -  (393,750)           -            -
  March 1999 - $0.50 per share          106,286        106      53,083        -           -         -            -       53,189
  June 1999 - $0.50 per share            60,000         60      29,940        -           -         -            -       30,000
  September 1999 - $0.70 to $0.97
   per share                             63,000         63      49,257        -           -   (19,320)           -       30,000
  December 1999 - $0.60 per share        50,000         50      29,950        -           -         -            -       30,000
  March 2000 - $0.50 per share           60,000         60      29,940        -           -         -            -       30,000
  May 2000 - $0.48 per share             62,920         63      29,937        -           -         -            -       30,000
  July 2000 - $1.00 per share            15,000         15      14,985        -           -         -            -       15,000
  September 2000 - $0.25 per share      122,400        122      29,878        -           -         -            -       30,000
  October 2000 - $0.25 per share         75,000         75      18,675        -           -         -            -       18,750
  December 2000 - $0.39 per share        99,338         99      38,901        -           -         -            -       39,000

                            The accompanying notes are an integral part of these financial statements.

                                                              F-4

                                                TERRA SYSTEMS, INC AND SUBSIDIARY
                                                  (A Development Stage Company)
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                           (Continued)
                                                                                                         Deficit
                                                                                                         Accumu-
                                                                                                          lated
                                                                                                         During
                                                                         Common                            the         Total
                                         Common Stock        Additional  Stock    Subscrip-  Deferred    Develop-      Stock-
                                    -----------------------   Paid-In   Subscrip    tion      Compen-      ment       holders'
                                      Shares       Amount     Capital    -tions  Receivable   sation       Stage      Deficit
--------------------------------------------------------------------------------------------------------------------------------
Shares issued for settlement of
 liabilities
  January 1999 - $0.25 per share        200,000        200      49,800        -           -         -            -       50,000
Exercise of share rights
  May 2000 - $0.25 per share
   (cash)                               400,000        400      99,600        -           -         -            -      100,000
  October 2000 - $0.25 per share
   (cash)                               300,000        300      59,700        -           -         -            -       60,000
  November 2000 - $0.20 per share
   (services)                           225,000        225      44,775        -           -         -            -       45,000
  December 2000 - $0.20 per share
   (cash)                                75,000         75      14,925        -           -         -            -       15,000
Exercise of stock options
  April 2000 - $0.20 per share
   (conversion of debt)                 500,000        500      99,500        -           -         -            -      100,000
  December 2000 - $0.20 per share
   (cash)                                25,000         25       4,975        -           -         -            -        5,000
Share redemptions
  September 1996 - no consideration  (3,000,000)    (3,000)      3,000        -           -         -            -            -
  December 1996 - $0.001 per share  (36,775,000)   (36,775)          -        -           -         -            -      (36,775)
  December 1999 - $1.13 per share      (100,000)      (100)   (112,300)       -           -   112,400            -            -
  March 2000 - $1.13 per share          (50,000)       (50)    (56,150)       -           -    56,200            -            -
Payment on subscription receivable            -          -           -        -           -         -            -            -
Compensation from grant of stock
 rights and options                           -          -     179,126        -           -         -            -      179,126
Consulting expense from grant of
 share right                                  -          -     575,250        -           -         -            -      575,250
Amortization of deferred
 compensation                                 -          -           -        -           -   310,137            -      310,137
Net loss from February 17, 1996
 through December 31, 2000                    -          -           -        -           -         -   (6,730,927)  (6,730,927)
                                     ----------   --------   ---------  -------  ----------  --------  -----------   ----------

Balance, December 31, 2000           18,114,131     18,114   4,689,448        -           -    (9,258)  (6,730,927)  (2,032,623)

Shares issued for cash
  January 2001 - $0.20 per share        100,000        100      19,900        -           -         -            -       20,000
  May 2001 - $0.20 to $0.25
   per share                            150,000        150      30,350        -           -         -            -       30,500
  June 2001 - $0.25 per share            10,000         10       2,490        -           -         -            -        2,500
  July 2001 - $0.19 per share            32,000         32       6,014        -           -         -            -        6,046
  August 2001 - $0.10 per share         500,000        500      49,500        -           -         -            -       50,000
  November 2001 - $0.20 to $0.23
   per share                            680,434        680     139,320        -    (100,000)        -            -       40,000
Exercise of stock options
  January 2001 - $0.20-$0.25
   per share                            825,000        825     166,675        -           -         -            -      167,500
Shares issued for current and
 future services
  January 2001 - $0.50 per share         12,500         13       6,238        -           -         -            -        6,251
  March 2001 - $0.50 per share           60,000         60      29,940        -           -         -            -       30,000
  June 2001 - $0.40 per share            97,500         98      38,902        -           -         -            -       39,000
  September 2001 - $0.20 per share      500,000        500      99,500        -           -         -            -      100,000
  October 2001 - $0.20 per share        530,000        530     105,470        -           -         -            -      106,000
  November 2001 - $0.15 per share       180,000        180      26,820        -           -         -            -       27,000
Compensation relating to grant of
 stock options                                -          -     787,500        -           -         -            -      787,500
Consulting expense relating to
 grant of stock right                         -          -     243,250        -           -         -            -      243,250
Amortization of deferred
 compensation                                 -          -           -        -           -     9,258            -        9,258
Net loss for the period                       -          -           -        -           -         -   (2,356,618)  (2,356,618)
                                     ----------   --------  ----------  -------  ----------  --------  -----------  -----------

Balance, December 31, 2001           21,791,565   $ 21,792  $6,441,317  $     -  $ (100,000) $      -  $(9,087,545) $(2,724,436)

Shares issued in satisfaction of
 liabilities
  February 2002 - $0.51 per share        49,020         49      24,951        -           -         -            -       25,000
Shares issued for cash
  March 2002 - $0.15 per share           75,000         75      11,175        -           -         -            -       11,250
Shares issued for services
  July 2002 - $0.18 to $0.19 per
  share                                 504,529        505      92,195        -           -         -            -       92,700
  November 2002 - $0.16 to $0.17
  per share                             501,766        501      82,799        -           -         -            -       83,300
Payment on subscription                       -          -           -        -      51,250         -            -       51,250
Return of shares in satisfaction
 of subscription receivable            (130,000)      (130)    (25,870)       -      26,000         -            -            -
Write off subscription receivable
 balance                                      -          -           -        -      22,750         -            -       22,750
Net Loss for Period                           -          -           -        -           -         -     (559,253)    (559,253)
                                     ----------   --------  ----------  -------  ----------  --------  -----------  -----------

Balance December 31, 2002            22,791,880   $ 22,792  $6,626,567  $     -  $        -  $      -  $(9,646,798) $(2,997,439)
                                     ==========   ========  ==========  =======  ==========  ========  ===========  ===========

                            The accompanying notes are an integral part of these financial statements.

                                                               F-5

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        From
                                                                     Inception
                                                                       of the
                                                                    Development
                                                                      Stage on
                                                                    February 17,
                                          For the year ended,           1996
                                              December 31,             Through
                                      --------------------------    December 31,
                                          2002           2001           2002
                                      -----------    -----------    -----------
Cash Flows from Operating
 Activities:
 Net loss                             $  (559,253)   $(2,356,618)   $(9,646,798)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
   Depreciation and amortization           65,824        124,143        730,858
   Gain from debt relief                        -        (64,284)       (64,284)
   Loss on sale of investment
    securities                                  -              -         99,000
   Loss on disposal of assets                   -        285,356        292,027
   Stock based compensation               176,000      1,348,259      2,796,522
   Write off of stock
    subscription                           22,750              -         22,750
 Changes in current assets and
  liabilities:
   Receivables                                500          6,940              -
   Accounts payable                        40,454         72,380        686,106
   Accounts payable -
    related party                         (15,899)       108,899        371,840
   Accrued liabilities                    167,200        116,861      1,010,422
   Accrued interest payable                55,744         50,563        373,563
                                      -----------    -----------    -----------
 Net Cash Used in Operating
  Activities                              (46,680)      (307,501)    (3,327,994)
                                      -----------    -----------    -----------
Cash Flows from Investing
 Activities:
 Purchase of equipment                    (12,500)             -       (674,964)
 Organization costs paid                        -              -         (4,755)
 Proceeds from sale of assets                   -              -        117,715
                                      -----------    -----------    -----------
 Net Cash Used in Investing
  Activities                              (12,500)             -       (562,004)
                                      -----------    -----------    -----------
Cash Flows from Financing
 Activities:
 Proceeds from borrowings -
  stockholders                                  -              -        870,111
 Payments on borrowings -
  stockholders                                  -              -       (149,750)
 Proceeds from stock issuance
  and subscriptions                        62,500        316,546      3,358,672
 Payments on capital leases                     -        (13,809)      (185,640)
                                      -----------    -----------    -----------
  Net Cash Provided by
   Financing Activities                    62,500        302,737      3,893,393
                                      -----------    -----------    -----------

Net Increase (Decrease) in Cash             3,320         (4,764)         3,395

Cash at Beginning of Year                      75          4,839              -
                                      -----------    -----------    -----------

Cash at End of Year                   $     3,395    $        75    $     3,395
                                      ===========    ===========    ===========

Supplemental Cash Flow Information:
 Cash paid for interest               $     6,000    $         -
Non Cash Investing and
 Financing Activities:
 Conversion of liabilities
   to equity                          $    25,000    $         -
 Cancellation of subscription
  receivable                          $    26,000    $         -


   The accompanying notes are an integral part of these financial statements.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES

         Organization--Terra Systems, Inc. was incorporated on February 17, 1996 pursuant to the laws of the State of Utah. It is a development stage company whose primary business purpose is the development and commercialization of a pneumatic conveyance system to handle materials in a bulk state in industrial research and processing.

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

         Basis of Presentation--The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the years ended December 31, 2002 and 2001, the Company has received nominal revenue and incurred net losses of $559,253 and $2,356,618, respectively. As of December 31, 2002 and 2001, the Company had a working capital deficit of $3,051,152 and $2,628,740, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities that might be necessary should

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

         Property and Equipment--Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets that range from five to fifteen years. Depreciation expense for the years ended December 31, 2002 and 2001 was $65,824 and $124,143, respectively.

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

         Financial   Instruments--The   estimated   fair   value  of   financial
instruments is not presented because, in managements opinion, there is no material difference between carrying amounts and estimated fair values of the financial instruments as presented in the accompanying balance sheet.

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

         Basic and Diluted Loss Per Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. As of December 31, 2002 and 2001, respectively, there were 2,250,000 potentially issuable common shares which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

     Stock Based Compensation-- The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options issued to non-employees in accordance with SFAS No.

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

The following table illustrates the effect on net loss and basic and diluted loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                           December 31,
                                                      2002              2001
                                                   -----------      -----------
Net loss, as reported                              $  (559,253)     $(2,356,618)
Add: Stock-based employee compensation
 expense included in reported net loss                       -          787,500
Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards                                                  -       (1,124,833)
--------------------------------------------------------------------------------
Pro forma net loss                                 $  (559,253)     $(2,693,951)
--------------------------------------------------------------------------------

Basic and diluted loss per share,
 as reported                                       $        (0.03)  $     (0.12)
--------------------------------------------------------------------------------
Basic and diluted loss per share,
 pro forma                                         $        (0.03)  $     (0.14)
--------------------------------------------------------------------------------

NOTE 2 - RELATED PARTY TRANSACTIONS

         Certain officers of the Company have from time to time advanced the Company funds used for operating expenses. As of December 31, 2002 and 2001, the Company received additional proceeds of $20,600 and $27,742, respectively. During this period the Company made cash payments of $5,619 and $14,853, respectively. As of December 31, 2002 and 2001 amounts owed to theses related parties were $81,245 and $66,264, respectively. All amounts are due on demand and bear no interest.

         As discussed in Note 4, the Company has notes payable to officers of $625,267 as of December 31, 2002 and 2001, respectively. During the year ended December 31, 2002 and 2001, the Company accrued interest on the notes of $61,744 and $64,522. During the year ended December 31, 2002, the Company made cash interest payments of $6,000. During 2001, the Company wrote off $14,836 of accrued interest related to $31,250 in notes payable to officers that were forgiven. At December 31, 2002 and 2001 the Company had interest payable on these notes payable to officers of $344,373 and $288,766, respectively.

         An entity controlled by certain officers of the Company has advanced the Company funds for operating capital, and, as discussed in Note 3, leased equipment to the Company, which includes executory fees and accrued interest. During the year ended December 31, 2002 and 2001, the Company paid $30,880 and $29,264 as it related to its executory fees, respectively. As of December 31, 2002, the Company owed this entity $237,954 for the capital lease obligation, $239,484 in delinquent executory fees, $29,190 in accrued interest and $58,700 in other payables. As of December the 2001, the Company owed this entity $237,954 for the capital lease obligation, $270,364 in delinquent executory fees, $29,053 in accrued interest and $58,700 in other payables. These amounts are due on demand.

NOTE 3 - CAPITAL LEASE OBLIGATION

         The Company entered into capital lease obligations with a company under

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

common ownership. The related company entered into an equipment lease with a financial institution and is responsible to make all payments regarding the lease. The Company is currently paying to the related company the amount of the lease payment plus various other executory fees. Equipment under capital leases as of December 31, 2002 was as follows:

        Property and Equipment                            $     282,378
        Less: Accumulated amortization                         (252,108)
        ----------------------------------------------------------------
        Net property and equipment under capital lease    $      30,270
        ----------------------------------------------------------------

         At December 31, 2002 and 2001, the Company was delinquent on its lease payments and thus the entire obligation of $237,954 has been classified as a current liability. The Company had accrued interest payable of $29,190 and $29,054 related to the capital leases in 2002 and 2001, respectively. In 2003, the Company issued 1,326,216 shares of common stock to settle amounts owed to Spring Lake totaling $477,438, which included the capital lease and delinquent executory fees.

NOTE 4-NOTES PAYABLE TO STOCKHOLDERS

         Notes payable to stockholders are as follows:

                                                            December 31,
                                                         2002            2001
                                                      ---------       ---------

Notes payable to stockholders,
 interest at 10% payable monthly,
 all such notes are currently
 due, unsecured                                       $ 607,742       $ 607,742

Notes payable to stockholders for
 redemption of stock 10% interest
 payable monthly, all such notes
 are currently due                                       17,525          17,525

                                                      ---------       ---------
Total notes payable to stockholders                     625,267         625,267

 Less current portion                                  (625,267)       (422,534)
                                                      ---------       ---------

Notes payable stockholders - long-term                $       -       $ 202,733
                                                      =========       =========


NOTE 5 - STOCKHOLDERS' DEFICIT

         Stock-Based Compensation for Current and Future Services -- During the year ended December 31, 1999, the Company issued 20,000 shares of common stock at $0.001 per share to various employees for current and future services. The shares had a market value of $19,320, or $0.97 per share, on the day of issuance. Under the terms of the stock issuance, the Company can reacquire all the stock at $0.001 per share within one year from the date of issuance and one-half of the shares within two years from the date of issuance. These shares

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

are considered non-vested and have been accounted for in accordance with APB 25 Accounting for Stock Issued to Employees, whereby the Company is recognizing compensation expense over the vesting period of the stock for the difference between the fair value of the stock on the day of issuance and the consideration paid by the employees. In the event employment should be terminated, the employee shall forfeit all non-vested shares of stock.

         During the year ended December 31, 2000, an officer of the Company, who had been issued 150,000 shares of the above mentioned stock, which was issued in 1999, forfeited 50,000 shares of non-vested common stock valued at $56,200

         The Company recognizes compensation expense for the above shares over the period the shares vest. During the year ended December 31, 2002 and 2001, the Company recognized compensation expense of $0 and $9,258.

         Common Stock Issued for Cash -- During 2002 and 2001, the Company issued 75,000 and 1,472,434 shares of common stock at prices ranging from $0.10 to $0.25 per share for proceeds of $11,250 and $249,046, respectively.

         In 2001, the Company issued 500,000 shares of stock for a $100,000 subscription receivable. During 2002, the Company received proceeds of $51,250 under the subscription. The shareholder returned and the Company cancelled 130,000 shares valued at $26,000. The remaining $22,750 subscription receivable was written off and included as part of bad debt.

         Common Stock Issued for Services -- During the years ended December 31, 2002 and 2001, the Company issued 1,006,295 and 1,380,000 shares, respectively, of common stock for consulting services. The common stock was valued at prices ranging from $0.14 to $0.50 per share. For the years ended December 31, 2002 and 2001, the Company charged $176,000 and $308,251 of consulting expense to operations, respectively. The shares were valued based on the fair value of the Company's common stock on the date of issuance.

         Common Stock Issued for Satisfaction of Debt - During the year ended December 31, 2002, the Company issued 49,020 shares of common stock for satisfaction of $25,000 in accounts payable. The common stock was valued at $0.51 per share.

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

         The Company measured compensation under this stock-based agreement using the fair value at the grant date consistent with SFAS No. 123, Accounting for Stock-Based Compensation. Under this method, the Company recognized consulting expense of $560,000. The fair value of $11.20 for each equity unit granted was estimated on grant date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%; expected volatility of 145.00% risk-free rate of 6.13% and expected life of options of 1.0 year.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT


         In November 2000, the Company modified the terms of the agreement by reducing the exercise price of the rights from $5.00 to $4.00 per equity unit. In December 2000, the Company again modified the terms of the agreement by reducing the exercise price of 25,000 options exercisable at $0.50 per option to $0.20 per option. In accordance with Financial Accounting Standards Board
Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation, the rights and options have been accounted for as variable and were thus revalued at the dates of the modifications. By modifying the exercise prices of the equity units and the options, the Company recognized an additional $15,250 of consulting expense. The Company recognized a total of $575,250 of consulting expense as of December 31, 2000.

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

         During the year ended December 31, 2001 and 2000 the corporation exercised 825,000 and 25,000 options for proceeds of $167,500 and $5,000. In 2001, 150,000 options at $1.25 per share expired unexercised.

NOTE 7 - STOCK OPTIONS

         Employee Grants -- On February 22, 2001, the Company granted 2,250,000 stock options to employees and directors of the Company. The options are exercisable at $0.20 per share, exercisable immediately and expire two years from the grant date. In accordance with APB 25, compensation expense of $787,500 was recorded. During 2001, 1,750,000 options at $0.20 per share to employees expired unexercised. During 2002, no options were granted.

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

         Outstanding Stock Options -- A summary of stock option activity for the years ending December 31, 2002 and 2001 is as follows:

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

                                                                    Weighted
                                                      Range of       Average
                                                      Exercise      Exercise
                                      Options          Prices        Price
-------------------------------------------------------------------------------
Balance, December 31, 2000           2,725,000      $0.20 - 1.25    $   0.44
 Granted                             2,250,000      $       0.20    $   0.20
 Exercised                            (850,000)     $       0.20    $   0.20
 Expired                            (1,900,000)     $0.20 - 1.25    $   0.27
-------------------------------------------------------------------------------
Balance, December 31, 2001           2,225,000      $       0.20    $   0.20
-------------------------------------------------------------------------------
Balance, December 31, 2002           2,225,000      $       0.20    $   0.20
-------------------------------------------------------------------------------

Options Exercisable at
 December 31, 2001                   2,225,000      $       0.20    $   0.20
Options Exercisable at
 December 31, 2002                   2,225,000      $       0.20    $   0.20

Weighted average fair value
 of options granted during
 year ended:
  December 31, 2002                  $       -
                                     =========
  December 31, 2001                  $    0.50
                                     =========


A summary of stock option outstanding and exercisable as of December 31, 2002 is as follows:

                           Weighted Average
                         ---------------------
Range of      Number      Remaining                   Number        Weighted
Exercise   Outstanding   Contractual  Exercise     Exercisable      Average
 Prices   at 12/31/2002     Life        Price     at 12/31/2002  Exercise Price
--------  -------------  -----------  --------    -------------  --------------

$   0.20      2,250,000   .25 years   $   0.20        2,250,000  $         0.20


         The proforma fair value was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 136%; risk-free rate of 4.61% and expected life of options of 2.0 years.

NOTE 8 - RESEARCH AND DEVELOPMENT EXPENSE

         Research and development and patent development have been the principal functions of the Company. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company's research and development. These costs, which consist primarily of fees paid to individuals, materials and supplies, amounted to $178,170 and $279,689 for the year ended December 31, 2002 and 2001, respectively.

NOTE 9 - OPERATING LEASES

         The Company conducts its operations in a building leased from a related party through common ownership, which was to expire in June 2003. Rent expense under this lease was $679 and $56,377 for the periods ended December 31, 2002 and 2001, respectively.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

         During 2002, the Company abandoned the building and ceased all leases from the related party. See Note 2 for summary of amounts owed to this related party.

         The Company leased office / warehouse space of approximately 5,000 square feet. The lease was month to month with a payment of $1,500. The space was used for general offices, warehousing and research and development.

NOTE 10 - INCOME TAXES

         There was no benefit or provision for income taxes during 2002 or 2001. The following presents the components of the net deferred tax asset as of December 31, 2002 and 2001:

                                                           December 31,
                                                  -----------------------------
                                                      2002              2001
                                                  -----------       -----------
Tax loss carryforward                             $ 2,648,693       $ 2,500,848
Accrued and deferred compensation                     360,578           308,358
                                                  -----------       -----------

 Total deferred tax assets                          3,009,271         2,809,206

 Less: valuation allowance                         (3,009,271)       (2,809,206)
                                                  -----------       -----------

 Net deferred tax assets                          $         -       $         -
                                                  ===========       ===========

         The Company has a net operating loss carryforward of approximately $7,100,000 which expire, if unused, in the years 2012 through 2022.

         The following is a reconciliation of the amount of tax that would be result from applying the federal rate to pretax income with provision for income taxes as of December 31, 2002:

                                                             December 31,
                                                       ------------------------
                                                          2002           2001
                                                       ---------      ---------

Benefit at US federal statutory rate (34%)             $(190,146)     $(801,250)
Non includible items                                       8,536        389,637
Deferred tax asset valuation change                      200,065        489,381
State tax benefit, net of federal effect                 (18,455)       (77,768)
                                                       ---------      ---------

   Income tax provision                                $       -      $       -
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