Form 10QSB
period 2003-03-31
TERRA SYSTEMS CORP
filed 2006-04-10
CIK 1027876

================================================================================


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class Common Stock, $0.001 par value Outstanding as of December 28, 2005: 41,302,288.

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes      X  No
                                 ---        ---

                               Terra Systems Corp

                                   Form 10-QSB
                      For The Quarter Ending March 31, 2003

Part I. Financial Information                                               Page
                                                                            ----
    Item 1.  Financial Statements

             Consolidated Balance Sheets as of March 31 2003 and
               December 31, 2002 (Unaudited)                                  2

             Consolidated Statements of Operations for the Three
               Months ended March 31, 2003, and 2002, and for the
               Cumulative Period February 17, 1996 (Date of
               Inception) through March 31 2003 (Unaudited)                   3

             Consolidated Statements of Cash Flows for the Three
               Months ended March 31, 2003, and 2002 and for the
               Cumulative Period February 17, 1996 (Date of
               Inception) through March 31, 2003 (Unaudited)                  4

             Notes to the Unaudited Consolidated Financial Statements         5

    Item 2.  Management's Discussion and Plan of Operation                    7

    Item 3.  Controls and Procedures                                          9

Part II. Other Information

    Item 1.  Legal Proceedings                                                9

    Item 2.  Unregistered Sales of Equity Securities and Used of Proceeds    10

    Item 3.  Defaults on Senior Securities                                   10

    Item 4.  Other Information                                               10

    Item 5.  Exhibits                                                        10

    Signatures                                                               11

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       March 31,    December 31,
                                                         2003           2002
                                                      -----------   -----------
Current Assets
  Cash                                                $       758   $     3,395
  Receivables                                                   -             -
                                                      -----------   -----------
    Total Current Assets                                      758         3,395
                                                      -----------   -----------

Property and Equipment
  Land                                                     15,000             -
  Furniture and equipment                                 451,809       451,809
  Office building                                          18,500        12,500
  Software                                                 10,380        10,380
  Less:  Accumulated depreciation                        (431,279)     (420,976)
                                                      -----------   -----------
    Net Property and Equipment                             64,410        53,713
                                                      -----------   -----------

Total Assets                                          $    65,168   $    57,108
                                                      ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                    $   471,350   $   467,849
  Accounts payable to related parties                     402,429       379,429
  Accrued liabilities                                   1,015,484       970,485
  Accrued interest payable to related parties             389,694       373,563
  Legal settlements                                       185,000             -
  Capital lease obligation to related parties             237,954       237,954
  Notes payable to stockholders -
   current portion                                        625,267       625,267
                                                      -----------   -----------
    Total Current Liabilities                           3,327,178     3,054,547
                                                      -----------   -----------

Stockholders' Deficit
  Common stock - $0.001 par value; 100,000,000
   shares authorized; 23,149,167 and 22,791,880
   shares issued and outstanding, respectively             23,149        22,792
  Additional paid-in capital                            6,678,299     6,626,567
  Accumulated deficit                                  (9,963,458)   (9,646,798)
                                                      -----------   -----------
    Total Stockholders' Deficit                        (3,262,010)   (2,997,439)
                                                      -----------   -----------

Total Liabilities and Stockholders' Deficit           $    65,168   $    57,108
                                                      ===========   ===========


      See accompanying notes to condensed consolidated financial statements

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       From
                                                                     Inception
                                                                      of the
                                                                    Development
                                         For the Three Months        Stage on
                                            Ended March 31,        February 17,
                                     ---------------------------  1996  Through
                                         2003           2002      March 31, 2003
                                     ------------   ------------  --------------

Revenues                             $          -   $          -   $    496,376
Cost of Revenues                                -              -        363,819
                                     ------------   ------------   ------------

  Gross Profit                                  -              -        132,557
                                     ------------   ------------   ------------

Operating Expenses
  Research and development                 30,407         39,315      1,827,918
  General and administrative              251,729         54,295      6,665,785
  Depreciation and amortization            10,303         16,456        741,161
                                     ------------   ------------   ------------
    Total Operating Expenses              292,439        110,066      9,234,864
                                     ------------   ------------   ------------

    Loss from Operations                 (292,439)      (110,066)    (9,102,307)
                                     ------------   ------------   ------------

Nonoperating Income/(Expenses)
  Interest expense                        (24,221)       (16,253)      (541,117)
  Interest income                               -              -          1,709
  Gain from relief of debt                      -              -         64,284
  Loss on sale of securities                    -              -        (99,000)
  Gain (loss) on sale of assets                 -          5,000       (287,027)
                                     ------------   ------------   ------------

  Net Nonoperating Expenses               (24,221)       (11,253)      (861,151)
                                     ------------   ------------   ------------

Net Loss                             $   (316,660)  $   (121,319)  $ (9,963,458)
                                     ============   ============   ============

Basic and Diluted Loss
  Per Share                          $      (0.01)  $      (0.01)
                                     ============   ============

Weighted Average Shares
  Outstanding                          23,085,028     21,894,202
                                     ============   ============


      See accompanying notes to condensed consolidated financial statements

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      From
                                                                    Inception
                                                                     of the
                                                                   Development
                                       For the Three Months         Stage on
                                          Ended March 31,          February 17,
                                     -------------------------    1996  Through
                                         2003          2002      March 31, 2003
                                     -----------   -----------   --------------
Cash Flows from Operating Activities:
 Net loss                            $  (316,660)  $  (121,319)  $   (9,963,458)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization          10,303        16,456          741,161
   Gain from debt relief                       -             -          (64,284)
   Loss on sale of investment
    securities                                 -             -           99,000
   Loss (gain) on disposition of
    assets                                     -        (5,000)         292,027
   Stock based compensation               44,000             -        2,840,522
   Write off of stock subscription             -             -           22,750
   Financing fees                          8,090             -            8,090
 Changes in current assets and
  liabilities:
   Receivables                                 -           500                -
   Accounts payable                        3,500        50,768          689,606
   Accounts payable - related party       23,000        (4,351)         394,840
   Accrued liabilities                    44,999        43,357        1,055,421
   Accrued litigation expense            185,000             -          185,000
   Accrued interest payable               16,131        16,254          389,694
                                     -----------   -----------   --------------

 Net Cash Provided by (Used in)
  Operating Activities                    18,363        (3,335)      (3,309,631)
                                     -----------   -----------   --------------

Cash Flows from Investing Activities:
 Purchase of equipment                   (21,000)            -         (695,964)
 Organization costs paid                       -             -           (4,755)
 Proceeds from sale of assets                  -         5,000          117,715
                                     -----------   -----------   --------------

 Net Cash Provided by (Used in)
  Investing Activities                   (21,000)        5,000         (583,004)
                                     -----------   -----------   --------------

Cash Flows from Financing Activities:
 Proceeds from borrowings -
  stockholders                                 -             -          870,111
 Payments on borrowings -
  stockholders                                 -             -         (149,750)
 Proceeds from stock issuance and
  subscriptions                                -        11,250        3,358,672
 Payments on capital leases                    -             -         (185,640)
                                     -----------   -----------   --------------

   Net Cash Provided by Financing
    Activities                                 -        11,250        3,893,393
                                     -----------   -----------   --------------

Net Increase (Decrease) in Cash           (2,637)       12,915              758

Cash at Beginning of Period                3,395            75                -
                                     -----------   -----------   --------------

Cash at End of Period                $       758   $    12,990   $          758
                                     ===========   ===========   ==============

Supplemental Cash Flow Information:
 Cash paid for interest              $         -   $     1,931
Non Cash Investing and Financing
 Activities:
  Conversion of notes payable
   to equity                         $         -   $    25,000


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

         The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2002. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2003

NOTE 2 - RELATED PARTY TRANSACTIONS

         The Company entered into capital and operating lease obligations with a company under common ownership. The Company has violated its lease agreements by being delinquent in its payments regarding these leases. As of March 31, 2003, the Company owed this related party $540,132 in delinquent rent, executory fees, late fees, and accrued interest, sales tax, and cash advances. Certain officers of the Company have from time to time advanced the Company funds used for operating expenses. All amounts are due on demand with no interest. In addition, the Company has notes payable outstanding and accrued interest payable. As of March 31, 2003, the Company owed these officers $1,115,212. Total amounts due to related parties as shown on the balance sheet as of March 31, 2003 are $1,655,344.


NOTE 3 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Services - During the three months ended March 31, 2003, the Company issued 314,287 shares of common stock for proceeds of $44,000 or $0.14 per share.

         Common Stock Issued for financing fees - During the three months ended March 31, 2003, the Company issued 43,000 shares of common stock for financing fees of $8,090 or $0.17 to $0.20 per share.


NOTE 4-CONTINGENCIES

         Threatened Litigation -- The Company and certain officers and directors of the Company received notice from a litigant's legal counsel of threatened litigation in 1999. The litigant contended that certain current officers and directors held and sold a number of Xullux shares that were free trading prior to the merger of Xullux and Terra Systems. The litigant alleged that the sale may have impacted the value of the litigant's Terra Systems restricted publicly issued shares in the company. The litigant claimed that the defendant's ownership and alleged sale of Xullux stock was not disclosed to him at or during the time he contributed certain assets and other equipment to Terra Systems in exchange for the Terra Systems restricted stock. The litigant sought to return 125,000 shares to Terra Systems for value and sought other monetary and punitive damages in an amount of not less than $1,500,000 including additional costs and attorney's fees.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         In June 2003, the Company entered into a Settlement Agreement and Mutual Release of All Claims pertaining to these claims. Terms of the agreement were to issue 200,000 shares of restricted stock to the plaintiff valued at $26,000 or $0.13 per share and would be deducted from amounts owed by the Company to a former officer. In addition to the stock another officer deeded to the plaintiff one-half interest in an industrial building that was personally owned by the officer. The value of the one-half interest was determined to be $150,000. The Company agreed to reimburse the officer $150,000 for the interest given up. The Company also executed a note to the plaintiff for the amount of $22,000, which was due on October 1, 2003. If the note was not paid by October 1, 2003 it would go into default and the Company would owe $35,000. The Company defaulted on the original note and $35,000 was paid in March 2005.


NOTE 5 - BUSINESS CONDITION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three-month periods ended March 31, 2003 and 2002, the Company incurred net losses of $316,660 and $121,319, respectively. As of March 31, 2003, the Company's losses accumulated from inception totaled $9,963,458. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

         During the quarter ended March 31, 2003, the Company's management was in the process of negotiating various agreements to perform research on and the development of pneumatic conveyance systems to handle materials in a bulk state in industrial research and processing. Management also intended to use capital and debt financing as needed to supplement the cash flows that potentially could be generated through the successful negotiation of agreements. The Company entered into an agreement with a corporation for consultation and advisory services related to business management and marketing. As a result of this agreement, the Company received $205,500 for the issuance of common stock and options. This agreement allowed for additional cash proceeds through the issuance of additional common stock and options.

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

         NOTE: This Quarterly Report for the period ended March 31, 2003, was prepared in December 2005 and January 2006, in connection with the Company's efforts to become current in its public reporting.

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

Results of Operations

Three months ended March 31, 2003 compared to the three months ended March 31, 2002

         From inception through March 31, 2003, we have incurred losses totaling $9,963,458 and generated revenues of $496,376 from operations. During the three months ended March 31, 2003, we had sales revenues of $0. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities, including sales made upon the exercise of stock options granted to XCEL Associates, Inc., and under an agreement dated March 29, 2000.

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

         Our net loss for the three months ended March 31, 2003, was approximately $316,660, compared to a net loss for the three months ended March 31, 2002, of approximately $121,319. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the three months ended March 31, 2003, were approximately $316,660 of which approximately 79% were general and administrative. Our expenses for the three months ended March 31, 2002 were approximately $121,319, of which approximately 45% were general and administrative. For the three months ended March 31, 2003, depreciation and amortization expense was $10,303, compared to depreciation and amortization expense of $16,456 for the three months ended March 31, 2002.

         Since inception, we have realized minimal revenues while incurring normal fixed overhead and debt service costs. This operating trend is projected to continue for at least the remaining period of fiscal 2003.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Threatened Litigation -- The Company and certain officers and directors of the Company received notice from a litigant's legal counsel of threatened litigation in 1999. The litigant contended that certain current officers and directors held and sold a number of Xullux shares that were free trading prior to the merger of Xullux and Terra Systems. The litigant alleged that the sale may have impacted the value of the litigant's Terra Systems restricted publicly issued shares in the company. The litigant claimed that the defendant's ownership and alleged sale of Xullux stock was not disclosed to him at or during the time he contributed certain assets and other equipment to Terra Systems in exchange for the Terra Systems restricted stock. The litigant sought to return 125,000 shares to Terra Systems for value and sought other monetary and punitive damages in an amount of not less than $1,500,000 including additional costs and attorney's fees.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended March 31, 2003, the company issued 314,287 shares of common stock valued at $0.14 a share for services and $44,000.00 was expensed. Another 43,000 shares of common stock valued form $0.17 to $0.20 per share were issued for financing fees totaling $8,090.

         The issuance of shares was made in reliance on Section 4(2) of the 1933 Act, and rules and regulations promulgated thereunder, as a transaction not involving any public offering. No advertising or general solicitation was employed in the issuance of the securities.

Item 3.  Defaults on Senior Securities

         None

Item 4.  Other Information

         As noted above, this Quarterly Report was prepared in December 2005 and January 2006, in connection with the Company's efforts to become current in its periodic reporting.

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

--------------------------------------------------------------------------------