Form 10QSB
period 2003-06-30
TERRA SYSTEMS CORP
filed 2006-04-10
CIK 1027876

================================================================================


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended June 30, 2003

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

Class  Common  Stock,  $0.001 par value  Outstanding  as of December  28,  2005:
41,302,288

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes     X  No
                                 ---        ---

                               Terra Systems Corp

                                   Form 10-QSB
                      For The Quarter Ending June 30, 2003

Part I. Financial Information                                               Page
                                                                            ----
    Item 1.  Financial Statements

             Consolidated Balance Sheets as of June 30 2003 and
               December 31, 2002 (Unaudited)                                  2

             Consolidated  Statements of Operations  for the Three
              and Six Months  ended June 30, 2003,  and 2002,  and
              for the Cumulative Period February 17, 1996 (Date of
              Inception) through June 30 2003 (Unaudited)                     3

             Consolidated Statements of Cash Flows for the Six
               Months ended June 30, 2003, and 2002 and for the
               Cumulative Period February 17, 1996 (Date of
               Inception) through June 30, 2003 (Unaudited)                   4

             Notes to the Unaudited Consolidated Financial Statements         5

    Item 2.  Management's Discussion and Plan of Operation                    7

    Item 3.  Controls and Procedures                                          9

Part II.     Other Information

    Item 1.  Legal Proceedings                                                9

    Item 2.  Unregistered Sales of Equity Securities and Used of Proceeds    10

    Item 3.  Defaults on Senior Securities                                   10

    Item 4.  Other Information                                               10

    Item 5.  Exhibits                                                        10

    Signatures                                                               11

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       June 30,     December 31,
                                                         2003           2002
                                                     -----------    -----------
Current Assets
  Cash                                              $        173   $      3,395
  Receivables                                             79,065              -
                                                    ------------   ------------
    Total Current Assets                                  79,238          3,395
                                                    ------------   ------------

Property and Equipment
  Land                                                    15,000              -
  Furniture and equipment                                451,809        451,809
  Office building                                         18,500         12,500
  Software                                                10,380         10,380
  Less:  Accumulated depreciation                       (441,582)      (420,976)
                                                    ------------   ------------
    Net Property and Equipment                            54,107         53,713
                                                    ------------   ------------

Total Assets                                        $    133,345   $     57,108
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                  $    601,766   $    467,849
  Accounts payable to related parties                    403,929        379,429
  Accrued liabilities                                  1,053,688        970,485
  Accrued interest payable to related parties            393,480        373,563
  Legal settlements                                      185,000              -
  Capital lease obligation to related party              237,954        237,954
  Notes payable to stockholders - current portion        602,267        625,267
                                                    ------------   ------------
    Total Current Liabilities                          3,478,084      3,054,547
                                                    ------------   ------------

Stockholders' Deficit
  Common stock - $0.001 par value; 100,000,000
   shares authorized; 23,359,167 and 22,791,880
   shares issued and outstanding, respectively            23,359         22,792
  Additional paid-in capital                           6,714,589      6,626,567
  Accumulated deficit                                (10,082,687)    (9,646,798)
                                                    ------------   ------------
    Total Stockholders' Deficit                       (3,344,739)    (2,997,439)
                                                    ------------   ------------

Total Liabilities and Stockholders' Deficit         $    133,345   $     57,108
                                                    ============   ============


      See accompanying notes to condensed consolidated financial statements

                                        TERRA SYSTEMS, INC AND SUBSIDIARY
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                                                                  From Inception
                                                                                                      of the
                                                                                                   Development
                                                                                                     Stage on
                                                                                                    February 17,
                                      For the Three Months              For the Six Months             1996
                                          Ended June 30,                   Ended June 30,             Through
                                   ----------------------------    ----------------------------       June 30,
                                       2003            2002            2003            2002             2003
                                   ------------    ------------    ------------    ------------    ------------

Revenues                           $     75,861    $          -    $     75,861         $     -    $    572,237
Cost of Revenues                         41,458               -          41,458               -         405,277
                                   ------------    ------------    ------------    ------------    ------------

  Gross Profit                           34,403               -          34,403               -         166,960
                                   ------------    ------------    ------------    ------------    ------------

Operating Expenses
  Research and development               35,217          42,519          65,624          81,834       1,863,135
  General and administrative             92,327          80,796         344,056         135,091       6,758,113
  Depreciation and amortization          10,303          16,456          20,606          32,912         751,463
                                   ------------    ------------    ------------    ------------    ------------
    Total Operating Expenses            137,847         139,771         430,286         249,837       9,372,711
                                   ------------    ------------    ------------    ------------    ------------

    Loss from Operations               (103,444)       (139,771)       (395,883)       (249,837)     (9,205,751)
                                   ------------    ------------    ------------    ------------    ------------

Nonoperating Income/(Expenses)
  Interest expense                      (15,785)        (16,145)        (40,006)        (32,398)       (556,902)
  Interest income                             -               -               -               -           1,709
  Gain from relief of debt                    -               -               -               -          64,284
  Loss on sale of securities                  -               -               -               -         (99,000)
  Gain or (Loss) on sale of assets            -               -               -           5,000        (287,027)
                                   ------------    ------------    ------------    ------------    ------------

    Net Nonoperating Expenses           (15,785)        (16,145)        (40,006)        (27,398)       (876,936)
                                   ------------    ------------    ------------    ------------    ------------

Net Loss                           $   (119,229)   $   (155,916)   $   (435,889)   $   (277,235)   $(10,082,687)
                                   ============    ============    ============    ============    ============

Basic and Diluted Loss
  Per Share                        $      (0.01)   $      (0.01)   $      (0.02)   $      (0.01)
                                   ============    ============    ============    ============

Weighted Average Shares
  Outstanding                        23,270,318      21,894,202      23,206,179      21,915,585
                                   ============    ============    ============    ============



                      See accompanying notes to condensed consolidated financial statements



                                                        3

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                       From
                                                                    Inception
                                                                      of the
                                                                   Development
                                                                     Stage on
                                                                   February 17,
                                        For the Six Months Ended       1996
                                                June 30,             Through
                                       -------------------------     June 30,
                                           2003         2002           2003
                                       -----------   -----------   ------------

Cash Flows from Operating Activities:
  Net loss                             $  (435,889)  $  (277,235)   (10,082,687)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization           20,606        32,912        751,464
    Gain from debt relief                        -             -        (64,284)
    Loss on sale of investment
     securities                                  -             -         99,000
    Loss (gain) on disposal of assets            -        (5,000)       292,027
    Stock based compensation                45,500             -      2,842,022
    Write off of stock subscription              -             -         22,750
    Financing fees                           8,090             -          8,090
  Changes in current assets and
   liabilities:
    Receivables                            (79,065)          500        (79,065)
    Accounts payable                       133,915        98,584        820,021
    Accounts payable - related party        24,500       (17,628)       396,340
    Accrued liabilities                     83,204        88,358      1,093,626
    Accrued litigation expense             185,000             -        185,000
    Accrued interest payable                54,917        31,398        428,480
                                       -----------   -----------   ------------

  Net Cash Provided by (Used in)
   Operating Activities                     40,778       (48,111)    (3,287,216)
                                       -----------   -----------   ------------

Cash Flows from Investing Activities:
  Purchase of equipment                    (21,000)            -       (695,964)
  Organization costs paid                        -             -         (4,755)
  Proceeds from sale of assets                   -         5,000        117,715
                                       -----------   -----------   ------------

  Net Cash Provided by (Used in)
   Investing Activities                    (21,000)        5,000       (583,004)
                                       -----------   -----------   ------------

Cash Flows from Financing Activities:
  Proceeds from borrowings -
   stockholders                                  -             -        870,111
  Payments on borrowings -
   stockholders                            (23,000)            -       (172,750)
  Proceeds from stock issuance and
   subscriptions                                 -        62,500      3,358,672
  Payments on capital leases                     -             -       (185,640)
                                       -----------   -----------   ------------

  Net Cash Provided by (Used in)
   Financing Activities                    (23,000)       62,500      3,870,393
                                       -----------   -----------   ------------

Net Increase (Decrease) in Cash             (3,222)       19,389            173

Cash at Beginning of Period                  3,395            75              -
                                       -----------   -----------   ------------

Cash at End of Period                  $       173   $    19,464   $        173
                                       ===========   ===========   ============

Supplemental Cash Flow Information:
  Cash paid for interest               $         -   $         -
Non Cash Investing and Financing
 Activities:
  Conversion of liabilities to equity  $    35,000   $    25,000


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

         The Company entered into capital and operating lease obligations with a company under common ownership. The Company has violated its lease agreements by being delinquent in its payments regarding these leases. As of June 30 2003, the Company owed this related party $540,132 in delinquent rent, executory fees, late fees, and accrued interest, sales tax, and cash advances. Certain officers of the Company have from time to time advanced the Company funds used for operating expenses. All amounts are due on demand with no interest. In addition, the Company has notes payable outstanding and accrued interest payable. As of June 30, 2003, the Company owed these officers $1,097,498. Total amounts due to related parties as shown on the balance sheet as of June 30, 2003 are $1,637,630.


NOTE 3 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Services - During the six months ended June 30, 2003, the Company issued 324,287 shares of common stock for proceeds of $45,500 or $0.14 to $0.15 per share.

         Common Stock Issued for financing fees - During the six months ended June 30, 2003, the Company issued 43,000 shares of common stock for financing fees of $8,090 or $0.17 to $0.20 per share.

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

NOTE 5 - BUSINESS CONDITION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six-month periods ended June 30, 2003 and 2002, the Company incurred net losses of $435,889 and $277,235, respectively. As of June 30, 2003, the Company's losses accumulated from inception totaled $10,082,687. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

         During the quarter ended June 30, 2003, the Company's management was in the process of negotiating various agreements to perform research on and the development of pneumatic conveyance systems to handle materials in a bulk state in industrial research and processing. Management also intended to use capital and debt financing as needed to supplement the cash flows that potentially could be generated through the successful negotiation of agreements. The Company entered into an agreement with a corporation for consultation and advisory services related to business management and marketing. As a result of this agreement, the Company received $205,500 for the issuance of common stock and options. This agreement allowed for additional cash proceeds through the issuance of additional common stock and options.

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

         NOTE: This Quarterly Report for the period ended June 30, 2003, was prepared in December 2005 and January 2006, in connection with the Company's efforts to become current in its public reporting.

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

Results of Operations

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

         From inception through June 30, 2003, we have incurred losses totaling $10,082,687 and generated revenues of $572,237 from operations. During the six months ended June 30, 2003, we had sales revenues of $75,861 compared to $0 revenue during the same period during 2002. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities, including sales made upon the exercise of stock options granted to XCEL Associates, Inc., and under an agreement dated March 29, 2000.

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

         Our net loss for the six months ended June 30, 2003, was approximately $435,889, compared to a net loss for the six months ended June 30, 2002, of approximately $277,235. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the six months ended June 30, 2003, were approximately $470,292 of which approximately 73% were general and administrative. Our expenses for the six months ended June 30, 2002 were approximately $277,235, of which approximately 49% were general and administrative. For the six months ended June 30, 2003, depreciation and amortization expense was $20,606, compared to depreciation and amortization expense of $32,912 for the six months ended June 30, 2002.

         Since inception, we have realized minimal revenues while incurring normal fixed overhead and debt service costs. This operating trend is projected to continue for at least the remaining period of fiscal 2003.

Three  months  ended June 30, 2003  compared to the three  months ended June 30,
2002

         During the three-month period ending June 30, 2003 our revenue was $75,861, compared to $0.00 for the three months ended June 30, 2002. Our net loss for the three months ended June 30, 2003, was approximately $119,229, compared to a net loss for the three months ended June 30, 2002, of approximately $155,916. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the three months ended June 30, 2003, were approximately $153,632 of which approximately 60% were general and administrative. Our expenses for the three months ended June 30, 2002 were approximately $155,916, of which approximately 52% were general and administrative. For the three months ended June 30, 2003, depreciation and amortization expense was $10,303, compared to depreciation and amortization expense of $16,456 for the three months ended June 30, 2002.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ending June 30th 2003, the company issued 10,000 share of common stock valued at $.15 for services and 200,000 shares of common stock valued at $.18 per share for settlement of legal matters.

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

None

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