Form 10QSB
period 2003-09-30
TERRA SYSTEMS CORP
filed 2006-04-10
CIK 1027876

================================================================================


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended September 30, 2003

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

Class  Common  Stock,  $0.001 par value  Outstanding  as of December  28,  2005:
41,302,288

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes     X  No
                                 ---        ---

                               Terra Systems Corp

                                   Form 10-QSB
                    For The Quarter Ending September 30, 2003

Part I. Financial Information                                               Page
                                                                            ----
    Item 1.  Financial Statements

             Consolidated Balance Sheets as of September 30, 2003
               and December 31, 2002 (Unaudited)                              2

             Consolidated Statements of Operations for the Three
               and Nine Months ended September 30, 2003, and 2002,
               and for the Cumulative Period February 17, 1996
               (Date of Inception) through September 30, 2003
               (Unaudited)                                                    3

             Consolidated Statements of Cash Flows for the Nine
               Months ended September 30, 2003, and 2002 and for
               the Cumulative Period February 17, 1996 (Date of
               Inception) through September 30, 2003 (Unaudited)              4

             Notes to the Unaudited Consolidated Financial Statements         5

    Item 2.  Management's Discussion and Plan of Operation                    8

    Item 3.  Controls and Procedures                                         10

Part II.  Other Information
9

    Item 1.  Legal Proceedings                                               11

    Item 2.  Unregistered Sales of Equity Securities and Used of Proceeds    11

    Item 3.  Defaults on Senior Securities                                   12

    Item 4.  Other Information                                               12

    Item 5.  Exhibits                                                        12
9

Signatures                                                                   12

PART I. FINANCIAL INFORMATION

Item I. Financial Statements


                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    September 30,  December 31,
                                                        2003           2002
                                                    ------------   ------------
Current Assets
  Cash                                              $        265   $      3,395
                                                    ------------   ------------
  Total Current Assets                                       265          3,395
                                                    ------------   ------------

Property and Equipment
  Land                                                    21,605              -
  Furniture and equipment                                492,633        451,809
  Office building                                         18,500         12,500
  Software                                                10,380         10,380
  Less:  Accumulated depreciation                       (451,886)      (420,976)
                                                    ------------   ------------
         Net Property and Equipment                       91,232         53,713
                                                    ------------   ------------

Total Assets                                        $     91,497   $     57,108
                                                    ============   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                  $    582,843   $    467,849
  Accounts payable to related parties                    470,929        379,429
  Accrued liabilities                                  1,083,380        970,485
  Accrued interest payable to related parties            409,264        373,563
  Legal settlements                                      185,000              -
  Capital lease obligation to related party              237,954        237,954
  Notes payable to stockholders -
   current portion                                       602,267        625,267
                                                    ------------   ------------
         Total Current Liabilities                     3,571,637      3,054,547
                                                    ------------   ------------

Stockholders' Deficit
  Common stock - $0.001 par value;
   100,000,000 shares authorized; 23,582,667
   and 22,791,880 shares issued and outstanding,
   respectively                                           23,583         22,792
  Additional paid-in capital                           6,880,595      6,626,567
  Accumulated deficit                                (10,384,318)    (9,646,798)
                                                    ------------   ------------
         Total Stockholders' Deficit                  (3,480,140)    (2,997,439)
                                                    ------------   ------------

Total Liabilities and Stockholders' Deficit         $     91,497   $     57,108
                                                    ============   ============


      See accompanying notes to condensed consolidated financial statements


                                        TERRA SYSTEMS, INC AND SUBSIDIARY
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)
                                                                                                From Inception
                                                                                                    of the
                                                                                                 Development
                                                                                                   Stage on
                                                                                                 February 17,
                                    For the Three Months              For the Nine Months            1996
                                     Ended September 30,              Ended September 30,           Through
                                 ----------------------------    ----------------------------    September 30,
                                     2003            2002            2003            2002            2003
                                 ------------    ------------    ------------    ------------    -------------
Revenues                         $          7    $    149,934    $     75,868    $    149,934    $     572,244
Cost of Revenues                            -          55,275          41,458          55,275          405,277
                                 ------------    ------------    ------------    ------------    -------------

 Gross Profit                               7          94,659          34,410          94,659          166,967
                                 ------------    ------------    ------------    ------------    -------------

Operating Expenses
 Research and development              32,374          53,272          97,998         135,106        1,895,509
 General and administrative           234,445         125,556         578,501         260,647        6,992,557
 Depreciation and amortization         10,304          16,456          30,910          49,368          761,768
                                 ------------    ------------    ------------    ------------    -------------
   Total Operating Expenses           277,123         195,284         707,409         445,121        9,649,834
                                 ------------    ------------    ------------    ------------    -------------

   Loss from Operations              (277,116)       (100,625)       (672,999)       (350,462)      (9,482,867)
                                 ------------    ------------    ------------    ------------    -------------

Nonoperating Income/(Expenses)
 Interest expense                     (24,515)        (16,130)        (64,521)        (48,528)        (581,417)

 Interest income                            -               -               -               -            1,709

 Gain from relief of debt                   -               -               -               -           64,284

 Loss on sale of securities                 -               -               -               -         (99,000)

 Loss on sale of assets                     -               -               -           5,000        (287,027)
                                 ------------    ------------    ------------    ------------    -------------

 Net Nonoperating Expenses            (24,515)        (16,130)        (64,521)        (43,528)        (901,451)
                                 ------------    ------------    ------------    ------------    -------------

Net Loss                         $   (301,631)   $   (116,755)   $   (737,520)   $   (393,990)   $ (10,384,318)
                                 ============    ============    ============    ============    =============

Basic and Diluted Loss
 Per Share                       $      (0.01)   $      (0.01)   $      (0.03)   $      (0.02)
                                 ============    ============    ============    ============

Weighted Average Shares
 Outstanding                     $ 23,452,429    $ 22,149,189    $ 23,299,441    $ 22,127,805
                                 ============    ============    ============    ============





                      See accompanying notes to condensed consolidated financial statements


                                                       3

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                       From
                                                                     Inception
                                                                      of the
                                                                    Development
                                                                     Stage on
                                                                    February 17,
                                       For the Nine Months Ended       1996
                                             September 30,            Through
                                       -------------------------   September 30,
                                           2003         2002           2003
                                       -----------   -----------   ------------

Cash Flows from Operating Activities:
  Net loss                             $  (737,520)  $  (393,990)  $(10,384,318)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization           30,910        49,368        761,768
    Gain from debt relief                        -             -        (64,284)
    Loss on sale of investment
     securities                                  -             -         99,000
    Loss (gain) on disposal of assets            -             -        292,027
    Stock based compensation               185,500        92,699      2,982,022
    Write off of stock subscription              -             -         22,750
    Financing fees                          16,820             -         16,820
  Changes in current assets and
   liabilities:
    Receivables                                  -           500              -
    Accounts payable                       114,993        95,972        801,099
    Accounts payable - related party        91,500       (35,880)       463,340
    Accrued liabilities                    112,895       110,395      1,123,317
    Accrued litigation expense             185,000             -        185,000
    Accrued interest payable                70,701        42,528        444,264
                                       -----------   -----------   ------------

  Net Cash Provided by (Used in)
   Operating Activities                     70,799       (38,408)    (3,257,195)
                                       -----------   -----------   ------------

Cash Flows from Investing Activities:
  Purchase of equipment                    (68,429)       (1,149)      (743,393)
  Organization costs paid                        -             -         (4,755)
  Proceeds from sale of assets                   -             -        117,715
                                       -----------   -----------   ------------

  Net Cash Used in Investing
   Activities                              (68,429)       (1,149)      (630,433)
                                       -----------   -----------   ------------

Cash Flows from Financing Activities:
  Proceeds from borrowings -
   stockholders                                  -             -        870,111
  Payments on borrowings -
   stockholders                            (23,000)            -       (172,750)
  Proceeds from stock issuance and
   subscriptions                            17,500        62,500      3,376,172
  Payments on capital leases                     -             -       (185,640)
                                       -----------   -----------   ------------

  Net Cash Provided by (Used in)
   Financing Activities                     (5,500)       62,500      3,887,893
                                       -----------   -----------   ------------

Net Increase (Decrease) in Cash             (3,130)       22,943            265

Cash at Beginning of Period                  3,395            75              -
                                       -----------   -----------   ------------

Cash at End of Period                  $       265   $    23,018   $        265
                                       ===========   ===========   ============

Supplemental Cash Flow Information:
  Cash paid for interest               $         -   $         -
Non Cash Investing and Financing
 Activities:
  Conversion of liabilities to
   equity                              $    35,000   $    25,000


      See accompanying notes to condensed consolidated financial statements

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
..
NOTE 1 - INTERIM FINANCIAL STATEMENTS

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

         The Company entered into capital and operating lease obligations with a company under common ownership. The Company has violated its lease agreements by being delinquent in its payments regarding these leases. As of September 30, 2003, the Company owed this related party $540,132 in delinquent rent, executory fees, late fees, accrued interest, sales tax, and cash advances. Certain officers of the Company have from time to time advanced the Company funds used for operating expenses. All amounts are due on demand with no interest. In addition, the Company has notes payable outstanding and accrued interest payable. As of September 30, 2003, the Company owed these officers $1,180,282. Total amounts due to related parties as shown on the balance sheet as of September 30, 2003 are $1,720,414.

NOTE 3 - STOCK BASED COMPENSATION

         The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

         The Company has recorded compensation cost of $140,000 related to the issuance of stock options during the three and nine months ended September 30, 2003. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three and nine months ended September 30, 2003 and 2002:

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                     For the                   For the
                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                              -----------------------   -----------------------
                                 2003         2002         2003        2002
                              ---------   -----------   ---------   -----------
Net loss                      $(301,631)  $  (116,755)  $(737,520)  $  (393,990)
Add:  Stock-based
  employee compensation
  expense included in
  net loss                      140,000             -     140,000             -
Deduct:  Total stock-
  based employee
  compensation expense
  determined under fair
  value based method for
  all awards                   (314,975)            -    (314,975)            -
                              ---------   -----------   ---------   -----------
Pro forma net loss
 applicable to common
 shareholders                 $(476,606)  $  (116,755)  $(912,495)  $  (393,990)
                              =========   ===========   =========   ===========

Basic and diluted loss per
 common share as reported     $   (0.01)  $     (0.01)  $   (0.03)  $     (0.02)
                              =========   ===========   =========   ===========

Basic and diluted loss per
 common share pro forma       $   (0.02)  $     (0.01)  $   (0.04)  $     (0.02)
                              =========   ===========   =========   ===========


NOTE 4 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash - During the nine months ended September 30, 2003, the Company issued 175,000 shares of common stock for $17,500 cash or $0.10 per share.

         Common Stock Issued for Services - During the nine months ended September 30, 2003, the Company issued 324,287 shares of common stock for proceeds of $45,500 or $0.14 to $0.15 per share.

         Common Stock Issued for Financing Fees - During the nine months ended September 30, 2003, the Company issued 91,500 shares of common stock for financing fees of $16,820 or $0.17 to $0.20 per share.

         Common Stock Issued for Payment of Debt - During the nine months ended September 30, 2003, the company issued 200,000 shares of common stock for debt payment of $35,000 or $0.18 per share.

         An additional $140,000 was recorded as additional paid in capital relating to grant of stock options during the nine months ended September 30, 2003


NOTE 5 - CONTINGENCIES

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

         On August 7, 2003, a former employee filed suit for alleged back wages and other claims. On January 18, 2005 a settlement agreement was signed. The agreement included issuance of 900,000 shares of common stock and a release of claims by both parties.

NOTE 6 - BUSINESS CONDITION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine-month periods ended September 30, 2003 and 2002, the Company incurred net losses of $737,520 and $393,990, respectively. As of September 30, 2003, the Company's losses accumulated from inception totaled $10,384,318. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

Item 2.  Management's Discussion and Plan of Operation

Special Cautionary Statement Regarding Forward-Looking Statements

         This Quarterly Report contains forward-looking statements about our business, financial condition, and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by these forward-looking statements would be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying those expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

         NOTE: This Quarterly Report for the period ended September 30, 2003, was prepared in December 2005 and January 2006, in connection with the Company's efforts to become current in its public reporting.

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

Results of Operations

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

         From inception through September 30, 2003, we have incurred losses totaling $10,384,318 and generated revenues of $572,244 from operations. During the nine months ended September 30, 2003, we had sales revenues of $75,868. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities, including sales made upon the exercise of stock options granted to XCEL Associates, Inc., and under an agreement dated March 29, 2000.

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

         Our net loss for the nine months ended September 30, 2003, was approximately $737,520, compared to a net loss for the nine months ended September 30, 2002, of approximately $393,990. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the nine months ended September 30, 2003, were approximately $771,930 of which approximately 75% were general and administrative. Our expenses for the nine months ended September 30, 2002 were approximately $493,649, of which approximately 53% were general and administrative. For the nine months ended September 30, 2003, we recognized compensation expense of approximately $140,000 in connection with the grant of stock options to employees. For the nine months ended September 30, 2003, depreciation and amortization expense was $30,910, compared to depreciation and amortization expense of $49,368 for the nine months ended September 30, 2002.

         During the nine months ended September 30, 2003, all elements of income and loss arose from continuing operations.

         Since inception, we have realized minimal revenues while incurring normal fixed overhead and debt service costs. This operating trend is projected to continue for at least the remaining period of fiscal 2003 if we are unable to obtain a signed contract with a client.

Three months ended September 30, 2003 compared to three months ended September 30, 2002

         Our net loss for the three months ended September 30, 2003, was approximately $301,638, compared to a net loss for the three months ended September 30, 2002, of approximately $116,755. The net loss was attributable to lower than expected revenues from sales of our products and services and higher research and development and general and administrative expenses. Our expenses for the three months ended September 30, 2003, were approximately $301,638 of which approximately 78% were general and administrative. Our expenses for the three months ended September 30, 2002 were approximately $211,414, of which approximately 59% were general and administrative. For the three months ended September 30, 2003, the depreciation and amortization expense was $10,304, compared to depreciation and amortization expense of $16,456 for the three months ended September 30, 2002.

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

         On August 7, 2003, a former employee filed suit for alleged back wages and other claims. On January 18, 2005 a settlement agreement was signed. The agreement included issuance of 900,000 shares of common stock and a release of claims by both parties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Common Stock Issued for Cash - During the three months ended September 30, 2003, the Company issued 175,000 shares of common stock valued at $.10 per share for cash. An additional 62,000 shares of common stock valued at $0.18 per share were issued for financing fees.

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