Form 10KSB
period 2003-12-31
TERRA SYSTEMS CORP
filed 2006-04-10
CIK 1027876

================================================================================


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For fiscal year ended December 31, 2003

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes   X   No
                                 ---      ---

State issuer's revenue for the fiscal year ended December 31, 2003: $75,869.

As of December 31, 2003, the registrant had 26,081,024 shares of common stock outstanding. The aggregate market value of the 19,420,979 shares of voting stock held by non-affiliates as of that date was approximately $ 5,049,454.

As of December 28, 2005, when this report was prepared, the registrant had 41,302,288shares of common stock outstanding. The aggregate market value of the 31,455,345 shares of voting stock held by non-affiliates as of that date was approximately $ 20,131,420.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Description of Business                                             4
Item 2.    Description of Property                                            11
Item 3.    Legal Proceedings                                                  12
Item 4.    Submission of Matters to a Vote of Security Holders                12

                                     PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and
            Issuer Purchase of Securities                                     12
Item 6.    Management's Discussion and Analysis                               14
Item 7.    Financial Statements                                               16
Item 8.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          16
Item 8A.   Controls and Procedures                                            17
Item 8B.   Other Information                                                  17

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons,
            Compliance with Section 16(a) of the Exchange Act                 17

Item 10.   Executive Compensation                                             18

Item 11.   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   19

Item 12.   Certain Relationships and Related Transactions                     20

Item 13.   Exhibits and Reports on Form 8-K                                   21

Item 14.   Principal Accountant Fees and Services                             21

Signatures                                                                    22

                                     PART I

Item 1.  Description of Business

Note: This Annual Report for the year ended December 31, 2003, was prepared in December 2005 and January 2006 in connection with the Company's efforts in becoming current in its periodic reporting.

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

         Direct marketing

         To date our marketing activity has been largely word-of-mouth referrals, on-site demonstrations, as well as contacts generated from our web site. We plan to move forward with industrial and agricultural clients entering into exclusive licensing agreements which we expect to generate fees and royalty revenues.

         We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat business depends, in part, on the strength of our customer support and service operations and staff. We value frequent communication with and feedback from our clients to continually improve our services. We focus on designing high quality applications and engineered products that are designed to address specific customer needs. Although our existing customer relationships are strong, our operating results may fluctuate due to factors such as the addition or loss of significant customers.

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

         Research and Development Activities

         Our success and ability to compete will be dependent in part on the protection of our existing and potential patents, trademarks, trade names, service marks, and other proprietary rights. Thus, a majority of our research and development efforts have been focused on product development, testing, and patent application

         We seek to continue developing our products internally through research and development or if appropriate, through strategic partnerships. We expect, however, that if we can purchase or license products, services, or technologies from third parties at a reasonable cost, we will do so in order to avoid the time and expense involved in developing such products, services, or technologies.

         Employees

         As of December 31, 2003, we had two full-time employees, and three consultants and advisors. There were no organized labor agreements or union agreements between Terra Systems and our employees. We believe that our relations with our employees have been and will continue to be good.

RISK FACTORS

         We have a history of losses and an accumulated deficit of approximately $10,679,545 as of December 31, 2003, and approximately $9,646,798 as of December 31, 2002. If we do not become profitable or maintain profitability in the future, we may not be able to continue to operate.

         We incurred net losses of approximately $10,679,545 for the period from February 1996 through December 31, 2003. We expect to continue to incur substantial net losses in the foreseeable future. If we do not become profitable within the time frame expected by investors, the market price of our common stock likely will decline. If we continue to incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. We do not know when or if we will become profitable. If we do achieve profitability, we may not sustain or increase profitability in the future. As a result, we may not be able to continue to operate.

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

         Additionally, we cannot guarantee that third parties will not bring claims of copyright or trademark infringement against us or claim that aspects of our processes or other features violate a patent they may hold. There can be no assurance that third parties will not claim that we have misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, or require us to enter into costly royalty or licensing arrangements. These potentialities could have a material adverse effect on our business, financial condition, or operating results.

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

         To execute our business plan, we must grow significantly. This growth will place a significant strain on our personnel, management systems, and resources. We expect that the number of our employees, including management-level employees, will continue to increase in the foreseeable future, and that we may need additional office space and expanded technology infrastructure. Failure to manage growth effectively will materially adversely affect our business, results of operations, and financial condition.

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

Item 2.  Description of Property

         Our corporate headquarters moved to leased space located at: 51 South Geneva Road, Lindon, Utah 84052. The company was compelled to move headquarters to Lindon, Utah in October, 2001 due to zoning issues at the previous location. The office/warehouse space was approximately 5,000 square feet. The lease was month to month with a payment of $1,500.00. The space was used for general offices, warehousing, and research and development. In March 2003 the company purchased 10 acres of land in Wellington, Utah for approximately $22,000. In October 2003 the Company completed the purchase of a 1,700 square foot modular office and moved the modular office to the land purchased in Wellington, Utah. Purchase price of the modular office was approximately $40,000. The company owned approximately $13,000 in office equipment and $94,000 in shop equipment net of depreciation. In October 2003, the company moved its operations to Wellington, Utah.

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

         Litigation--On August 7, 2003 a former employee filed suit for alleged back wages and other claims.

         On January 18, 2005 a settlement agreement was signed. The agreement included issue of 900,000 shares of common stock (restricted). The agreement included a release of claims by both parties.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Securities

         MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Market For Common Stock continued on the Pink Sheets under the symbol TSYI.PK

                                    High                       Low
2003
1st Quarter                         $0.21                      $0.07
2d Quarter                          $0.30                      $0.09
3d Quarter                          $0.29                      $0.15
4th Quarter                         $0.37                      $0.15

2002
1st Quarter                         $0.27                      $0.15
2d Quarter                          $0.23                      $0.14
3d Quarter                          $0.25                      $0.14
4th Quarter                         $0.27                      $0.10

2001
1st Quarter                         $0.85                      $0.32
2d Quarter                          $0.50                      $0.30
3d Quarter                          $0.38                      $0.28
4th Quarter                         $0.22                      $0.19


         The source of these high and low prices was the OTC Bulletin Board and the Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

         The market price of the common stock is subject to significant fluctuations in response to variations in the our quarterly operating results, general trends in the market for our technologies, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On December 31, 2003, the closing bid price of the common stock as reported by the Pink Sheets was $0.26 per share.

         Holders

         As of December 31, 2003, there were approximately 268 shareholders of record of our common stock.

         Dividend Policy

         We have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future.

Sales of Unregistered Securities

         The following sets forth certain information for all securities we sold during the past three years without registration under the Securities Act.

2001

         During 2001, we issued 290,000 shares of common stock at a price of $0.20 per share for proceeds of $58,000; 20,000 shares of common stock at a price of $0.25 per share for proceeds of $5,000; 32,000 shares of common stock at a price of $0.19 per share for proceeds of $6,046; 500,000 shares of common stock at a price of $0.10 per share for proceeds of $50,000; 130,434 shares of common stock at a price of $0.23 per share for proceeds of $30,000; 750,000 shares of common stock for proceeds of $152,500 or $0.20 to $0.25 per share relating to the exercise of stock rights; 75,000 shares of common stock valued at $0.20 per share relating to the exercise of stock rights with $15,000 charged to consulting expense; 500,000 shares of common stock valued at $100,000 or $0.20 per share as a stock subscription receivable; 72,500 shares of common stock at a price of $0.50 per share in consideration for services rendered; and 97,500 shares of common stock at a price of $0.40 per share in consideration for services rendered; 1,030,000 shares of common stock at a price of $0.20 per share in consideration for services rendered; 180,000 shares of common stock a price of $0.15 per share in consideration for services rendered. The purchasers of these securities were accredited or sophisticated investors, and were afforded complete access to all of our books and records prior to investment

2002

         During the twelve months ending December 31, 2002 the Company issued 75,000 shares of common stock at a price of $0.15 per share for proceeds of $11,250; 49,020 shares of common stock at a price of $0.51 per share for settlement of debt; 1,006,295 share of common stock at a price of $0.16 to $0.19 per share for services rendered. The purchasers of these securities were accredited or sophisticated investors, and were afforded complete access to all of our books and records prior to investment


2003

         During the twelve months ending December 31, 2003 the Company issued 175,000 shares of common stock at a price of $0.10 per share for proceeds of $17,500; 125,000 shares of common stock at a price of $0.20 per share for proceeds of $25,000; 314,287 share of common stock at a price of $0.14 per share or $44,000 for services; 10,000 shares of common stock at a price of $0.15 per share for services rendered; 100,000 shares of common stock at a price of $0.19 per share or $19,460 for services rendered; 882,141 shares of common stock valued at $0.28 per share or $246,999 for services rendered; 26,000 shares of common stock at a price of $0.20 per share or $5,200 for financing fees; 17,000 shares of common stock at a price of $0.17 per share for financing fess of $2,890; 73,500 shares of common stock valued at $0.18 per share or $13,230 for financing fees; 200,000 shares of common stock at a price of $0.18 per share for settlement of liabilities of $35,000; 1,326,216 shares of common stock at a price of $0.45 per share or $477,438 for the settlement of liabilities; 40,000 shares of common stock valued at $0.25 per share for settlement of a liability of $10,000. The purchasers of these securities were accredited or sophisticated investors, and were afforded complete access to all of our books and records prior to investment


Item 6.  Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Please Note: This report, including the following Management's Discussion and Analysis Section, for the year ended December 31, 2003, was prepared in December 2005 and January 2006, in connection with the Company's efforts to become current in its periodic reporting.

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

Results of Operations

12 months ended December 31, 2003 compared to 12 months ended December 31, 2002
-------------------------------------------------------------------------------

         From inception through December 31, 2003, we have incurred losses totaling $10,679,545 and generated revenues of $572,245 from operations. During the year ended December 31,2003, we had sales revenues of $75,869. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities, including sales made upon the exercise of stock options granted to XCEL Associates, Inc., and under an agreement dated March 29, 2000. XCEL has also been engaged to provide business management and marketing consultation services, including the review of our business plan, preparation of a company profile, recommendation of the company to various retail brokers, analysts, and institutional investors and bankers.

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

         Our net loss for the year ended December 31, 2003 was approximately $1,032,747, compared to a net loss for the year ended December 31, 2002, of approximately $559,253. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the year ended December 31, 2003, were approximately $1,067,158, of which approximately 76% were general and administrative. Our expenses for the year ended December 31, 2002 were approximately $658,912, of which approximately 54% were general and administrative. For the year ended December 31, 2003, depreciation and amortization expense was $43,857, compared to depreciation and amortization expense of $65,824 for the year ended December 31, 2002.

Future Business

         We see opportunities for our technology and business in an array of large industries, including power generation, agriculture, mining, environmental, construction, ceramics, and materials transportation. We anticipate that we will generate revenues through the sale of our proprietary equipment, fees, royalties, and profit sharing from licensing of our technology.

         We are continuing discussions with PacifiCorp regarding pulverized coal processing for the utility industry. We have been working closely with management and engineering personnel from this company in the preliminary product design and development stages. A major objective of the proposed strategic business alliance with this entity will be to design a system that has the ability to produce low ash, low moisture, and ultra fine coal, which enhance the combustion process and reduce unburned carbon and NOx emissions.

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

Item 7.  Financial Statements

         Audited financial statements for the twelve month period ending December 31, 2003, are attached.

         Report of Independent Registered Public Accounting Firm            F-1

         Consolidated Balance Sheets- December 31, 2003 and 2002            F-2

         Consolidated  Statements of Operations for the Years
            Ended December 31, 2003 and 2002, and for the
            Cumulative Period February 17, 1996 (Date of
            Inception) through December 31, 2003                            F-3

         Consolidated Statement of Changes in Stockholders'
            Deficit for the Period February 17, 1996 through
            December 31, 2003                                               F-4

         Consolidated  Statements of Cash Flows for the Years
            Ended December 31, 2003 and 2002, and for the
            Cumulative  Period February 17, 996 (date of
            Inception) through December 31, 2003                            F-6

         Notes to Consolidated Financial Statements                         F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 8A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

      In December 2005 and January 2006, in connection with the preparation of this report for the year ended December 31, 2003, our Chief Executive Officer and a consultant performing certain services for the Company commonly performed by a chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, concluded that our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Item 8B. Other Information

         None.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons,
         Compliance with Section 16(a) of the Exchange Act

MANAGEMENT

         The following table sets forth information about our board of directors and management team as of December 31, 2003.

Name                      Age          Position
----                      ---          --------

Clayton Timothy           56           Chief Executive Officer and Chairman
L. Kent Harmon            49           President and Director
Robert Underwood          60           Director

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

Compliance with Section 16(a) of the Exchange Act

         None of the Company's executive officers or directors filed Forms 5 for the year ended December 31, 2003. During the year ended December 31, 2003, Messrs. McEwan and Harmon engaged in transactions that should have been reported on Forms 4.

Code of Ethics

The Company is in the process of adopting a code of ethics for our principal executive and financial officers. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 10. Executive Compensation

EXECUTIVE COMPENSATION

         This table provides summary information concerning compensation earned by or paid to our chief executive officer for services rendered in all capacities to us during fiscal year 2003. No executive officer was paid more than $100,000 in any of the three fiscal years ended December 31, 2003.

         Summary Compensation Table
                                                                   All Other
                                                         Bonus   Compensation
Name and Principal Position    Years     Salary ($)(1)    ($)         ($)
---------------------------    -----     -------------   -----   ------------

Clayton Timothy, Chief          2003     $     60,000   $   0      $    0
 Executive Officer              2002           60,000       0           0
                                2001           60,000       0           0

(1) Mr. Timothy's salary has been accrued as a liability of the company. Due to our limited revenues, no salary payment was made to Mr. Timothy during the periods indicated.


         Stock Options Granted In 2003

         In July 2003, the Company granted options to purchase an aggregate of 2,000,000 to four individuals, three of whom were officers of the Company, discussed below, and one of whom was a consultant. The options had an exercise price of $0.10 per share, and an expiration date of July 2006.

         Clayton Timothy, Chief Executive Officer of the Company received 500,000 shares of the options described in the preceding paragraph, and Kent Harmon, President of the Company, received 500,000 shares of the options described in the preceding paragraph. Lloyd McEwan, Secretary, Treasurer of the Company, received 500,000 shares of the options.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information regarding beneficial ownership of our common stock as of December 31, 2003, by:

         * each person or entity known to us to own beneficially more than 5% of our common stock;

         *        each of the named executive officers;

         *        each of our directors; and

         *        all executive officers and directors as a group.

         The following table assumes the applicable percentage ownership is based on 26,081,024 shares of common stock outstanding as of December 31, 2003 and 1,500,000 shares of common stock options.

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




     Shareholder                   Shares Beneficially     Percentage of
                                         Owned               Ownership

Clayton Timothy
Chief Executive Officer, Director      1,993,000(1)            7.23%

L. Kent Harmon
President, Director                    1,050,000(1)            3.81%


Robert Underwood
Director                               1,763,829(1)            6.40%

CHT Holding Trust (2)
3037 Somoa Place                       2,505,000               9.08%
Costa Mesa, California 92626

All  Executive  Officers and
 Directors as a group
 (4 individuals)                       4,806,829(3)            17.43%

(1) Shares beneficially owned include 500,000 shares of common stock options.
(2) Shares held by CHT Holding Trust, of which Howard Hucks is the trustee and Wayne Hansen and Valgene Blackburn are beneficiaries.
(3) Shares beneficially owned include 1,500,000 shares of common stock options.

Securities Authorized Under Equity Compensation Plans

         As of December 31, 2003, the Company had no equity compensation plans or option plans.

Item 12. Certain Relationships and Related Transactions

         In October 1996, Terra entered into a capital lease with Spring Lake Company. The lease ran through March 2002. As of December 31, 2002, the Company was delinquent on accrued lease payments. In 2003, the company issued 1,326,216 shares of common stock to satisfy all amounts owed to Spring Lake Company.

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

Item 14. Principal Accountant Fees and Services

         The Company paid no audit fees, audit-related fees, tax fees, or other fees to its accountants during the year ended December 31, 2003. The audit and related work for the year ended December 31, 2003, was performed in 2005.

(1) AUDIT FEES

         Paid in 2005 and 2006.

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






                           December 31, 2003 and 2002

                       TERRA SYSTEMS, INC AND SUBSIDIARIES
                          (A Development Stage Company)


                                TABLE OF CONTENTS



Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets December 31, 2003 and 2002                       F-2

Consolidated  Statements of Operations for the Years
   Ended December 31, 2003 and 2002 and for the Cumulative
   Period February 17, 1996 (Date of Inception) through
   December 31, 2003                                                         F-3

Consolidated Statement of Changes in Stockholders' Deficit
   for the Period February 17, 1996 through December 31, 2003                F-4

Consolidated  Statements of Cash Flows for the Years
   Ended December 31, 2003 and 2002 and for the
   Cumulative  Period February 17, 1996 (Date of Inception)
   through December 31, 2003                                                 F-6

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




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Terra Systems, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Terra Systems, Inc. and Subsidiary (a development stage company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002, and for the cumulative period from February 17, 1996 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Systems, Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and for the cumulative period from February 17, 1996 (date of inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses and negative cash flows from operations during each of the two years in the period ended December 31, 2003 and from inception through December 31, 2003. As of December 31, 2003, the Company had an accumulated deficit of $10,679,545 and negative working capital of $3,090,935. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                 HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
October 30, 2005

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                    December 31,   December 31,
                                                        2003           2002
                                                    ------------   ------------
Current Assets
 Cash                                               $      4,576   $      3,395
                                                    ------------   ------------
   Total Current Assets                                    4,576          3,395
                                                    ------------   ------------

Property and Equipment

 Land                                                     21,605              -
 Furniture and equipment                                 492,633        451,809
 Office building                                          39,181         12,500
 Software                                                 10,380         10,380
 Less:  Accumulated depreciation                        (464,833)      (420,976)
                                                    ------------   ------------
   Net Property and Equipment                             98,966         53,713
                                                    ------------   ------------

Total Assets                                        $    103,542   $     57,108
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                   $    546,914   $    467,849
 Accounts payable to related parties                     229,159        379,429
 Accrued liabilities                                   1,128,379        970,485
 Accrued interest payable to related parties             399,135        373,563

 Legal settlements                                       166,657              -

 Capital lease obilgation to related party                     -        237,954
 Notes payable to stockholders -
  current portion                                        625,267        625,267
                                                    ------------   ------------
   Total Current Liabilities                           3,095,511      3,054,547
                                                    ------------   ------------

Stockholders' Deficit
 Common stock - $0.001 par value; 100,000,000
  shares authorized; 26,081,024 and 22,791,880
  issued and outstanding, respectively                    26,081         22,792
 Additional paid-in capital                            7,661,495      6,626,567
 Accumulated deficit                                 (10,679,545)    (9,646,798)
                                                    ------------   ------------
   Total Stockholders' Deficit                        (2,991,969)    (2,997,439)
                                                    ------------   ------------

Total Liabilities and Stockholders' Deficit         $    103,542   $     57,108
                                                    ============   ============



   The accompanying notes are an integral part of these financial statements.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  From Inception
                                                                      of the
                                                                   Development
                                                                     Stage on
                                                                   February 17,
                                          For the year ended           1996
                                             December 31,            Through
                                     ---------------------------   December 31,
                                         2003           2002           2003
                                     ------------   ------------   ------------

Revenues                             $     75,869   $    149,934   $    572,245
Cost of Revenues                           41,458         55,275        405,277
                                     ------------   ------------   ------------

  Gross Profit                             34,411         94,659        166,968
                                     ------------   ------------   ------------

Operating Expenses
  Research and development                129,750        178,170      1,927,261
  General and administrative              811,659        353,174      7,225,715
  Depreciation and amortization            43,857         65,824        774,715
                                     ------------   ------------   ------------
      Total Operating Expenses            985,266        597,168      9,927,691
                                     ------------   ------------   ------------

      Loss from Operations               (950,855)      (502,509)    (9,760,723)
                                     ------------   ------------   ------------

Nonoperating Income/(Expenses)
  Interest expense                        (81,892)       (61,744)      (598,788)
  Interest income                               -              -          1,709
  Gain from debt relief                         -              -         64,284
  Loss on sale of securities                    -              -        (99,000)
  Loss on sale of assets                        -          5,000       (287,027)
                                     ------------   ------------   ------------

  Net Nonoperating Expenses               (81,892)       (56,744)      (918,822)
                                     ------------   ------------   ------------

Net Loss                             $ (1,032,747)  $   (559,253)  $(10,679,545)
                                     ============   ============   ============

Basic and Diluted Loss
 Per Share                           $      (0.04)  $      (0.03)
                                     ============   ============

Weighted Average Shares
 Outstanding                           23,626,836     22,174,658
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

                                                TERRA SYSTEMS, INC AND SUBSIDIARY
                                                  (A Development Stage Company)
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                                                         Deficit
                                                                                                         Accumu-
                                                                                                          lated
                                                                                                         During
                                                                         Common                            the         Total
                                         Common Stock        Additional  Stock    Subscrip-  Deferred    Develop-      Stock-
                                    -----------------------   Paid-In   Subscrip    tion      Compen-      ment       holders'
                                      Shares       Amount     Capital    -tions  Receivable   sation       Stage      Deficit
--------------------------------------------------------------------------------------------------------------------------------
Balance - February 17, 1996
 (Inception)                                  -   $      -   $       -  $     -  $        -  $      -  $         -            -
Shares issued to founders
  March 1996 -  $0.00 per share      48,000,000     48,000     (47,520)       -           -         -            -          480
Shares issued to acquire Xullux
  May 1996 - $0.00 per share          2,955,100      2,955      (2,955)       -           -         -            -            -
Common stock subscriptions
  July 1996 through
   September 1996                             -          -           -  196,000           -         -            -      196,000
Shares issued for marketable
 securities
  September 1996 - $0.80 per share       19,000         19      15,181  174,800           -         -            -      190,000
Shares issued for cash
  September 1996 - $0.80  to $1.00
   per share                            706,500        707     667,793   10,000           -         -            -      678,500
  October 1996 - $0.80 per share        350,000        350     279,650        -           -         -            -      280,000
  November 1996 - $1.75 per share        12,000         12      20,988        -           -         -            -       21,000
  December 1996 - $1.75 to $2.00
   per share                             57,500         58     103,692        -           -         -            -      103,750
  January 1997 - $1.00 to $1.75
   per share                            126,000        126     145,374        -           -         -            -      145,500
  February 1997 - $1.00 per share       100,000        100      99,900        -           -         -            -      100,000
  March 1997 - $1.75 per share           25,413         25      44,448        -           -         -            -       44,473
  April 1997 - $2.00 per share            7,500          8      14,992        -           -         -            -       15,000
  May 1997 - $1.00 per share            100,000        100      99,900        -           -         -            -      100,000
  June 1997 - $1.00 per share            90,000         90      89,910        -           -         -            -       90,000
  August 1997 - $0.50 to $1.00
   per share                             70,000         70      44,930        -           -         -            -       45,000
  October 1997 - $1.00 per share         25,000         25      24,975        -           -         -            -       25,000
  November 1997 - $0.72 to $0.80
   per share                            172,399        173     128,243        -           -         -            -      128,416
  December 1997 - $0.80 per share        84,375         84      67,416        -           -         -            -       67,500
  April 1998 - $0.50 to $0.73
   per share                            239,502        240     146,671        -           -         -            -      146,911
  May 1998 - $0.75 to $0.80
   per share                             38,333         38      29,962        -           -         -            -       30,000
  June 1998 - $0.75 per share            30,146         30      22,579        -           -         -            -       22,609
  July 1998 - $0.36 to $0.73
   per share                            236,846        237     119,368        -           -         -            -      119,605
  August 1998 - $0.50 per share          20,000         20       9,980        -           -         -            -       10,000
  November 1998 - $0.30 to $0.33
   per share                             78,000         78      24,772        -           -         -            -       24,850
  December 1998 - $0.32 to $0.33
   per share                             72,900         73      23,664        -           -         -            -       23,737
  January 1999 - $0.50 per share        100,000        100      49,900        -           -         -            -       50,000
  April 1999 - $0.25 per share           20,000         20       4,980        -           -         -            -        5,000
  May 1999 - $0.50 per share             20,000         20       9,980        -           -         -            -       10,000
  June 1999 - $0.50 per share           100,000        100      49,900        -           -         -            -       50,000
  July 1999 - $0.25 per share           200,000        200      50,260        -           -         -            -       50,460
  September 1999 - $0.40 and $0.50
   per share                            145,000        145      59,855        -           -         -            -       60,000
  October 1999 - $0.50 per share         60,000         60      29,940        -           -         -            -       30,000
  December 1999 - $0.50 per share        60,000         60      29,940        -           -         -            -       30,000
  January 2000 - $0.25 per share         12,000         12       2,988        -           -         -            -        3,000
  February 2000 - $0.25 per share        40,000         40       9,960        -           -         -            -       10,000
  March 2000 - $0.25 per share          139,340        140      34,696        -           -         -            -       34,836
  April 2000 - $0.30 per share           33,333         33       9,967        -           -         -            -       10,000
  July 2000 - $0.25 per share            32,000         32       7,968        -           -         -            -        8,000
  August 2000 - $0.25 per share         120,000        120      29,880        -           -         -            -       30,000
  January 2001 - $0.20 per share        100,000        100      19,900        -           -         -            -       20,000
  May 2001 - $0.20 to $0.25
   per share                            150,000        150      30,350        -           -         -            -       30,500
  June 2001 - $0.25 per share            10,000         10       2,490        -           -         -            -        2,500
  July 2001 - $0.19 per share            32,000         32       6,014        -           -         -            -        6,046
  August 2001 - $0.10 per share         500,000        500      49,500        -           -         -            -       50,000
  November 2001 - $0.20 to $0.23
   per share                            680,434        680     139,320        -    (100,000)        -            -       40,000
Shares issued in satisfaction of
 subscription agreements
  October - December 1996 $0.80 to
   $1.00 per share                      246,000        245     205,755  (206,000)         -         -            -            -
  December 1996 - $0.76 per share       231,000        231     174,569  (174,800)         -         -            -            -
Shares issued for current and
 future services
  May 1997 - $1.00 per share             75,000         75      74,850        -           -   (74,925)           -            -
  March 1998 - $1.13 per share          350,000        350     393,400        -           -  (393,750)           -            -
  March 1999 - $0.50 per share          106,286        106      53,083        -           -         -            -       53,189
  June 1999 - $0.50 per share            60,000         60      29,940        -           -         -            -       30,000
  September 1999 - $0.70 to $0.97
   per share                             63,000         63      49,257        -           -   (19,320)           -       30,000
  December 1999 - $0.60 per share        50,000         50      29,950        -           -         -            -       30,000
  March 2000 - $0.50 per share           60,000         60      29,940        -           -         -            -       30,000
  May 2000 - $0.48 per share             62,920         63      29,937        -           -         -            -       30,000
  July 2000 - $1.00 per share            15,000         15      14,985        -           -         -            -       15,000
  September 2000 - $0.25 per share      122,400        122      29,878        -           -         -            -       30,000
  October 2000 - $0.25 per share         75,000         75      18,675        -           -         -            -       18,750
  December 2000 - $0.39 per share        99,338         99      38,901        -           -         -            -       39,000
  January 2001 - $0.50 per share         12,500         13       6,238        -           -         -            -        6,251
  March 2001 - $0.50 per share           60,000         60      29,940        -           -         -            -       30,000
  June 2001 - $0.40 per share            97,500         98      38,902        -           -         -            -       39,000
  September 2001 - $0.20 per share      500,000        500      99,500        -           -         -            -      100,000
  October 2001 - $0.20 per share        530,000        530     105,470        -           -         -            -      106,000
  November 2001 - $0.15 per share       180,000        180      26,820        -           -         -            -       27,000

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

                                                               F-4

                                         TERRA SYSTEMS, INC AND SUBSIDIARY
                                           (A Development Stage Company)
                            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                    (Continued)

                                                                                                         Deficit
                                                                                                         Accumu-
                                                                                                          lated
                                                                                                         During
                                                                         Common                            the         Total
                                         Common Stock        Additional  Stock    Subscrip-  Deferred    Develop-      Stock-
                                    -----------------------   Paid-In   Subscrip    tion      Compen-      ment       holders'
                                      Shares       Amount     Capital    -tions  Receivable   sation       Stage      Deficit
--------------------------------------------------------------------------------------------------------------------------------
Shares issued for settlement of
 liabilities
  January 1999 - $0.25 per share        200,000        200      49,800        -           -         -            -       50,000
Exercise of share rights
  May 2000 - $0.25 per share
   (cash)                               400,000        400      99,600        -           -         -            -      100,000
  October 2000 - $0.25 per share
   (cash)                               300,000        300      59,700        -           -         -            -       60,000
  November 2000 - $0.20 per share
   (services)                           225,000        225      44,775        -           -         -            -       45,000
  December 2000 - $0.20 per share
   (cash)                                75,000         75      14,925        -           -         -            -       15,000
Exercise of stock options
  April 2000 - $0.20 per share
   (conversion of debt)                 500,000        500      99,500        -           -         -            -      100,000
  December 2000 - $0.20 per share
   (cash)                                25,000         25       4,975        -           -         -            -        5,000
  January 2001 - $0.20-$0.25
   per share                            825,000        825     166,675        -           -         -            -      167,500
Share redemptions
  September 1996 - no consideration  (3,000,000)    (3,000)      3,000        -           -         -            -            -
  December 1996 - $0.001 per share  (36,775,000)   (36,775)          -        -           -         -            -      (36,775)
  December 1999 - $1.13 per share      (100,000)      (100)   (112,300)       -           -   112,400            -            -
  March 2000 - $1.13 per share          (50,000)       (50)    (56,150)       -           -    56,200            -            -
Payment on subscription receivable            -          -           -        -           -         -            -            -
Compensation from grant of stock
 rights and options                           -          -     966,626        -           -         -            -      966,626
Consulting expense from grant of
 share right                                  -          -     818,500        -           -         -            -      818,500
Amortization of deferred
 compensation                                 -          -           -        -           -   319,395            -      319,395
Net loss from February 17, 1996
 through December 31, 2000                    -          -           -        -           -         -   (9,087,545)  (9,087,546)
                                     ----------   --------   ---------  -------  ----------  --------  -----------   ----------

Balance, December 31, 2001           21,791,565   $ 21,792  $6,441,317  $     -  $ (100,000) $      -  $(9,087,545) $(2,724,436)

Shares issued in satisfaction of
 liabilities
  February - $0.51 per share             49,020         49      24,951        -           -         -            -       25,000
Shares issued for cash
  March - $0.15 per share                75,000         75      11,175        -           -         -            -       11,250
Shares issued for services
  July - $0.18 to $0.19 per
  share                                 504,529        505      92,195        -           -         -            -       92,700
  November - $0.16 to $0.17
  per share                             501,766        501      82,799        -           -         -            -       83,300
Payment on subscription                       -          -           -        -      51,250         -            -       51,250
Return of shares in satisfaction
 of subscription receivable            (130,000)      (130)    (25,870)       -      26,000         -            -            -
Write off subscription receivable
 balance                                      -          -           -        -      22,750         -            -       22,750
Net Loss for Period                           -          -           -        -           -         -     (559,253)    (559,253)
                                     ----------   --------  ----------  -------  ----------  --------  -----------  -----------

Balance December 31, 2002            22,791,880   $ 22,792  $6,626,567  $     -  $        -  $      -  $(9,646,798) $(2,997,439)

Shares issued for cash
  July - $0.10 per share                175,000        175      17,325        -           -         -            -       17,500
  November - $0.20 per share            125,000        125      24,875        -           -         -            -       25,000
Shares issued for services
  March - $0.14 per share               314,287        314      43,686        -           -         -            -       44,000
  May - $0.15 per share                  10,000         10       1,490        -           -         -            -        1,500
  October - $0.19 to $0.28
   per share                            982,141        982     265,476        -           -         -            -      266,458
Shares issued for financing
 fees
  March - $0.17 to $0.20
   per share                             43,000         43       8,047        -           -         -            -        8,090
  July - $0.18 per share                 31,500         32       5,639        -           -         -            -        5,671
  August - $0.18 per share                7,000          7       1,253        -           -         -            -        1,260
  September - $0.18 per share            10,000         10       1,790        -           -         -            -        1,800
  October  - $0.18 per share             25,000         25       4,475        -           -         -            -        4,500
Shares issued in satisfaction
 of liabilities
  June 4 - $0.18 per share              200,000        200      34,800        -           -         -            -       35,000
  December 11 - $0.36 per share       1,326,216      1,326     476,112        -           -         -            -      477,438
  November 24 - $0.25 per share          40,000         40       9,960        -           -         -            -       10,000
Compensation relating to grant
 of stock options                             -          -     140,000        -           -         -            -      140,000
Net loss for period                           -          -           -        -           -         -   (1,032,747)  (1,032,747)
                                     ----------    -------  ----------  -------  ----------  --------  -----------  -----------

Balance December 31, 2003            26,081,024    $26,081  $7,661,495  $     -  $        -  $      - $(10,679,545) $(2,991,969)
                                     ==========    =======  ==========  =======  ==========  ========  ===========  ===========

                            The accompanying notes are an integral part of these financial statements.

                                                               F-5

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        From
                                                                     Inception
                                                                       of the
                                                                    Development
                                                                      Stage on
                                                                    February 17,
                                          For the year ended,           1996
                                              December 31,             Through
                                      --------------------------    December 31,
                                          2003          2002            2003
                                      -----------   ------------   -------------
Cash Flows from Operating Activities:
 Net loss                             $(1,032,747)  $   (559,253)  $(10,679,545)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization           43,857         65,824        774,715
   Gain from debt relief                        -              -        (64,284)
   Loss on sale of investment
    securities                                  -              -         99,000
   Loss on disposal of assets                   -              -        292,027
   Stock based compensation               451,958        176,000      3,248,480
   Write off of stock subscription              -         22,750         22,750
   Financing fees                          21,321              -         21,321
 Changes in current assets and
  liabilities:
   Receivables                                  -            500              -
   Accounts payable                        79,065         40,454        765,171
   Accounts payable - related party        99,214        (15,899)       471,054
   Accrued liabilities                    157,894        167,200      1,168,316
   Accrued legal settlement expense       166,657              -        166,657
   Accrued interest payable                60,572         55,744        434,135
                                      -----------   ------------   ------------

 Net Cash Provided by (Used in)
  Operating Activities                     47,791        (46,680)    (3,280,203)
                                      -----------   ------------   ------------

Cash Flows from Investing Activities:
 Purchase of equipment                    (89,110)       (12,500)      (764,074)
 Organization costs paid                        -              -         (4,755)
 Proceeds from sale of assets                   -              -        117,715
                                      -----------   ------------   ------------

 Net Cash Used in Investing Activities    (89,110)       (12,500)      (651,114)
                                      -----------   ------------   ------------

Cash Flows from Financing Activities:
 Proceeds from borrowings -
  stockholders                                  -              -        870,111
 Payments on borrowings -
  stockholders                                  -              -       (149,750)
 Proceeds from stock issuance and
  subscriptions                            42,500         62,500      3,401,172
 Payments on capital leases                     -              -       (185,640)
                                      -----------   ------------   ------------

   Net Cash Provided by Financing
    Activities                             42,500         62,500      3,935,893
                                      -----------   ------------   ------------

Net Increase in Cash                        1,181          3,320          4,576

Cash at Beginning of Year                   3,395             75              -
                                      -----------   ------------   ------------

Cash at End of Year                   $     4,576   $      3,395   $      4,576
                                      ===========   ============   ============

Supplemental Cash Flow Information:
 Cash paid for interest               $         -   $      6,000
Non Cash Investing and Financing
 Activities:
  Conversion of liabilities to
   equity                             $   522,438   $     25,000
  Cancellation of subscription
   receivable                         $         -   $     26,000

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

         Principles of Consolidation -- The consolidated financial statements include the accounts of Terra Systems, Inc. and its wholly owned subsidiary
Terra Merger Subsidiary, Inc. All intercompany transactions have been eliminated. The consolidated entities are collectively referred to herein as the "Company" or "Terra Systems."

         Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Basis of Presentation -- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the years ended December 31, 2003 and 2002, the Company has received nominal revenue and incurred net losses of $1,032,747 and $559,253, respectively. As of December 31, 2003 and 2002, the Company had a working capital deficit of $3,090,935 and $3,051,152, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

         Property and Equipment -- Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets that range from five to fifteen years. Depreciation expense for the years ended December 31, 2003 and 2002 was $43,857 and $65,824, respectively.

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

         Basic and Diluted Loss Per Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. As of ember 31, 2003 and 2002, respectively, there were 2,000,000 and 2,250,000 potentially issuable common shares which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

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

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            December 31,
                                                        2003            2002
                                                    -----------     -----------
Net loss, as reported                               $(1,032,747)    $  (559,253)
Add: Stock-based employee compensation
 expense included in reported net loss                  140,000               -
Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards                (314,975)              -
                                                    -----------     -----------
Pro forma net loss                                  $(1,207,722)    $  (559,253)

                                                    -----------     -----------
Basic and diluted loss per share,
 as reported                                        $     (0.04)    $     (0.03)
                                                    -----------     -----------
Basic and diluted loss per share,
 pro forma                                          $     (0.05)    $     (0.03)
                                                    -----------     -----------


NOTE 2 - RELATED PARTY TRANSACTIONS

         Certain officers of the Company have from time to time advanced the Company funds used for operating expenses. As of December 31, 2003 and 2002, the Company received additional proceeds of $99,214 and $20,600, respectively. During this period the Company made cash payments of $0 and $5,619, respectively and issued common stock in satisfaction of the liabilities worth $10,000 and $0, respectively. As of December 31, 2003 and 2002, amounts owed to these related parties were $170,459 and $81,245, respectively. All amounts are due on demand and bear no interest.

         As discussed in Note 4, the Company has notes payable to officers of $625,267. During the year ended December 31, 2003 and 2002, the Company accrued interest on the notes of $60,572 and $61,744. During 2003 and 2002 the Company made cash interest payments of $0 and $6,000, respectively and settled accrued interest of $35,000 and $0, respectively through the issuance of common stock. As of December 31, 2003 and 2002 the Company had interest payable on these notes payable to officers of $369,945 and $344,373, respectively.

         An entity controlled by certain officers of the Company has advanced the Company funds for operating capital, and, as discussed in Note 3, leased equipment to the Company which included executory fees and accrued interest. During the year ended December 31, 2002, the Company paid $30,880 on its delinquent executory fees. As of December the 2002, the Company owed this entity $237,954 for the capital lease obligation, $239,484 in delinquent executory fees, $29,190 in accrued interest and $58,700 in other payables. During 2003, the Company issued 1,326,216 shares of common stock in satisfaction of the delinquent executory fees of $239,484 and the $237,954 capital lease payable. As of December 31, 2003, the Company owed this entity $29,190 in accrued interest and $58,700 in other payables. These amounts are due on demand.

NOTE 3 - CAPITAL LEASE OBLIGATION

         The Company entered into capital lease obligations with a company under common ownership. The related company entered into an equipment lease with a financial institution and is responsible to make all payments regarding the lease. Under the original agreement, the Company was to pay to the related company the amount of the lease payment plus various other executory fees. Equipment under capital leases of December 31, 2003 was as follows:

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Property and equipment                                    $ 282,378

     Less:  Accumulated amortization                            (282,378)
                                                               ---------

     Net property and equipment under capital lease            $       -
                                                               =========

         During 2003, the Company issued 1,326,216 shares of common stock to settle amounts owed to Spring Lake totaling $477,438, which included the capital lease and delinquent executory fees, the accrued interest of $29,190 remains outstanding and is included as part of accrued interest to related parties.


NOTE 4-NOTES PAYABLE TO STOCKHOLDERS

         Notes payable to stockholders are as follows:

                                                           December 31,
                                                        2003           2002
                                                     ----------     ----------
Notes payable to stockholders, interest at
10% payable monthly, all such notes are
currently due, unsecured                             $  607,742     $  607,742

Notes payable to stockholders for redemption
of stock 10% interest payable monthly,
all such notes are currently due                         17,525         17,525
                                                      ---------     ----------

Total notes payable to stockholders                  $  625,267     $  625,267
                                                     ==========     ==========


NOTE 5 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash -- During 2003 and 2002, the Company issued 300,000 and 75,000 shares of common stock at prices ranging from $0.10 to $0.20 per share for proceeds of $42,500 and $11,250, respectively.

         In 2001, the Company issued 500,000 shares of stock for a $100,000 subscription receivable. During 2002, the Company received proceeds of $51,250 under the subscription. The shareholder returned and the Company cancelled 130,000 shares valued at $26,000. The remaining $22,750 subscription receivable was written off and included as part of bad debt.

         Common Stock Issued for Services -- During the years ended December 31, 2003 and 2002, the Company issued 1,306,428 and 1,006,295 shares, respectively, of common stock for consulting services.

The common stock was valued at prices ranging from $0.14 to $0.28 per share and valued based on the fair market value of the Company's common stock on the date of issuance. The Company charged $311,958 and $176,000 of consulting expense to operations, for the years ended December 31, 2003 and 2002, respectively.

         Common Stock Issued for  Satisfaction  of Debt -- During the year ended

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, the Company issued 1,566,216 shares of common stock at prices ranging from $0.18 to $0.45 per share as payment for related party accrued interest of $35,000, delinquent related party executory fees of $249,484 and a related party capital lease obligation of $237,954.

         During the year ended December 31, 2002, the Company issued 49,020 shares of common stock at $0.51 per share as settlement of payables totaling $25,000.

         Common Stock Issued for Financing Fees - During the year ended December 31, 2003, the Company issued 116,500 shares of common stock for financing fees valued at $21,320. The common stock was valued at prices ranging from $0.17 to $0.20 per shares.

NOTE 6 - STOCK OPTIONS

         Employee Grants -- In 2003, the Company granted 2,000,000 stock options, respectively, to employees and directors of the Company. The options are exercisable at $0.10 per share, exercisable immediately and expire two years from the grant date. During 2003, in accordance with APB 25, compensation expense of $140,000 was recorded. During 2003, 2,250,000 options at $0.20 per share expired, unexercised. During 2002, no options were granted or expired.

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

         Outstanding Stock Options -- A summary of stock option activity for the years ending December 31, 2003 and 2002 is as follows:

                                                                    Exercise
                                                     Options         Price
                                                   ----------       -------
Balance, December 31, 2001                          2,250,000       $  0.20
                                                   ----------
Balance, December 31, 2002                          2,250,000       $  0.20
  Granted                                           2,000,000       $  0.10
  Expired                                           2,250,000)      $  0.20
                                                   ----------
Balance, December 31, 2003                          2,000,000
                                                   ==========

Options Exercisable at December 31, 2002            2,250,000       $  0.20
                                                   ==========
Options Exercisable at December 31, 2003            2,000,000       $  0.10
                                                   ==========

Weighted average fair value of options
  granted during year ended:
   December 31, 2003                               $     0.16
                                                   ==========
   December 31, 2002                               $        -
                                                   ==========


The proforma fair value was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 189%; risk-free rate of 2.93% and an expected life of of 2.0 years.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option outstanding and exercisable as of December 31, 2003 is as follows:

                             Weighted Average
                          ----------------------
Range of      Number       Remaining                 Number         Weighted
Exercise    Outstanding   Contractual   Exercise   Exercisable      Average
 Prices    at 12/31/2003     Life         Price   at 12/31/2003  Exercise Price
--------   -------------  -----------   --------  -------------  --------------

 $ 0.10      2,000,000     2.54 years    $ 0.10     2,000,000       $    0.10


NOTE 7 - RESEARCH AND DEVELOPMENT EXPENSE

         Research and development and patent development have been the principal function of the Company. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company's research and development. These costs, which consist primarily of fees paid to individuals, materials and supplies amounted to $129,748 and $178,170 for the year ended December 31, 2003 and 2002, respectively.

NOTE 8 - OPERATING LEASES

         From inception through 2002, the Company conducted its operations in a building leased from a related party through common ownership, which was to expire in June 2003. Rent expense under this lease was $679 for the year ended December 31, 2002.

         During 2002, the Company abandoned the building and ceased all leases from the related party. See Note 2 for summary of amounts owed to this related party.

         In October 2003 the Company terminated its month to month lease agreement for the 5,000 square foot office and warehouse space in Lindon, Utah.

NOTE 9 - INCOME TAXES

         There was no benefit or provision for income taxes during 2003 or 2002. The following presents the components of the net deferred tax asset as of December 31, 2003 and 2002:

                                                   2003              2002
                                               -----------       -----------
   Tax loss carryforward                       $ 2,923,690       $ 2,648,693
   Accrued and deferred compensation               418,393           360,578
                                               -----------       -----------

      Total deferred tax assets                  3,342,083         3,009,271

      Less: valuation allowance                 (3,342,083)       (3,009,271)
                                               -----------       -----------

      Net deferred tax assets                  $         -       $         -
                                               ===========       ===========

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has a net operating loss carryforward of approximately $7,800,000 which expires, if unused, in the years 2012 through 2023.

         The following is a reconciliation of the amount of tax that would be result from applying the federal rate to pretax income with provision for income taxes for the years ending December 31, 2003 and 2002:

                                                      2003        2002
                                                   ---------   ---------

    Benefit at US federal statutory rate (34%)     $(351,134)  $(190,146)
    Non includible items                              52,403       8,536
    Deferred tax asset valuation change              332,812     200,065
    State benefit, net of federal effect             (34,081)    (18,455)
                                                   ---------   ---------

    Income Tax Provision                           $       -   $       -
                                                   =========   =========


NOTE 10 - CONTINGENCIES

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

         On August 7, 2003, a former employee filed suit for alleged back wages and other claims. On January 18, 2005. a settlement agreement was signed. The agreement included issue of 900,000 shares of common stock (restricted). The agreement included a release of claims by both parties.