Form 10QSB
period 2004-03-31
TERRA SYSTEMS CORP
filed 2006-04-10
CIK 1027876

================================================================================


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended March 31, 2004

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

Securities registered pursuant to section 12(g) of the Exchange Act:
Common, $0.001 par value

Check whether the registrant  (1) has filed all reports  required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. (1) Yes     No  X  (2) Yes  X   No
                 ---    ---         ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class  Common  Stock,  $0.001 par value  Outstanding  as of December  28,  2005:
41,302,288

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes     X  No
                                 ---        ---

                               Terra Systems Corp

                                   Form 10-QSB
                      For The Quarter Ending March 31, 2004

Part I. Financial Information                                               Page
                                                                            ----

Item 1.      Financial Statements

             Consolidated Balance Sheets as of March 31 2004 and
               December 31, 2003 (Unaudited)                                  2

             Consolidated Statements of Operations for the Three
               Months ended March 31, 2004, and 2003, and for the
               Cumulative Period February 17, 1996 (Date of
               Inception) through March 31 2004 (Unaudited)                   3

             Consolidated Statements of Cash Flows for the Three
               Months ended March 31, 2004, and 2003 and for the
               Cumulative Period February 17, 1996 (Date of
               Inception) through March 31, 2004 (Unaudited)                  4

             Notes to the Unaudited Consolidated Financial Statements         5

Item 2.      Management's Discussion and Plan of Operation                    6

Item 3.      Controls and Procedures                                          9

Part II. Other Information

Item 1.      Legal Proceedings                                                9

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds     10

Item 3.      Defaults on Senior Securities                                   10

Item 4.      Other Information                                               10

Item 5.      Exhibits                                                        10

Signatures                                                                   11

PART I. FINANCIAL INFORMATION

Item I. Financial Statements


                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     March 31,     December 31,
                                                       2004            2003
                                                   ------------    ------------
Current Assets
  Cash                                             $          -    $      4,576
                                                   ------------    ------------
    Total Current Assets                                      -           4,576
                                                   ------------    ------------

Property and Equipment
  Land                                                   21,605          21,605
  Furniture and equipment                               492,633         492,633
  Office building                                        40,137          39,181
  Software                                               10,380          10,380
  Less:  Accumulated depreciation                      (466,523)       (464,833)
                                                   ------------    ------------
    Net Property and Equipment                           98,232          98,966
                                                   ------------    ------------

Total Assets                                       $     98,232    $    103,542
                                                   ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Checks drawn in excess of cash in bank           $        689    $          -
  Accounts payable                                      547,413         546,914
  Accounts payable to related parties                   236,659         229,159
  Accrued liabilities                                 1,210,676       1,128,379
  Accrued interest payable to related
   parties                                              415,006         399,135
  Legal settlements                                     166,657         166,657
  Notes payable to stockholders -
   current portion                                      625,267         625,267
                                                   ------------    ------------
    Total Current Liabilities                         3,202,367       3,095,511
                                                   ------------    ------------

Stockholders' Deficit
  Common stock - $0.001 par value;
   100,000,000 shares authorized;
   26,081,024 shares issued and
   outstanding                                           26,081          26,081
  Additional paid-in capital                          7,661,495       7,661,495
  Accumulated deficit                               (10,791,711)    (10,679,545)
                                                   ------------    ------------
    Total Stockholders' Deficit                      (3,104,135)     (2,991,969)
                                                   ------------    ------------

Total Liabilities and Stockholders' Deficit        $     98,232    $    103,542
                                                   ============    ============



      See accompanying notes to condensed consolidated financial statements

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       From
                                                                     Inception
                                                                      of the
                                                                    Development
                                         For the Three Months        Stage on
                                            Ended March 31,        February 17,
                                     ---------------------------  1996  Through
                                         2004           2003      March 31, 2004
                                     ------------   ------------  --------------

Revenues                             $          -   $          -   $    572,245
Cost of Revenues                                -              -        405,277
                                     ------------   ------------   ------------

  Gross Profit                                  -              -        166,968
                                     ------------   ------------   ------------

Operating Expenses
  Research and development                 30,000         30,407      1,957,261
  General and administrative               64,601        251,729      7,290,316
  Depreciation and amortization             1,689         10,303        776,404
                                     ------------   ------------   ------------
    Total Operating Expenses               96,290        292,439     10,023,981

    Loss from Operations                  (96,290)      (292,439)    (9,857,013)
                                     ------------   ------------   ------------

Nonoperating Income/(Expenses)
  Interest expense                        (15,876)       (24,221)      (614,664)
  Interest income                               -              -          1,709
  Gain from relief of debt                      -              -         64,284
  Loss on sale of securities                    -              -        (99,000)
  Loss on sale of assets                        -              -       (287,027)
                                     ------------   ------------   ------------

  Net Nonoperating Expenses               (15,876)       (24,221)      (934,698)
                                     ------------   ------------   ------------

Net Loss                             $   (112,166)  $   (316,660)  $(10,791,711)
                                     ============   ============   ============

Basic and Diluted Loss
  Per Share                          $      (0.00)  $      (0.01)
                                     ============   ============

Weighted Average Shares
  Outstanding                          26,081,024     23,085,028
                                     ============   ============


      See accompanying notes to condensed consolidated financial statements

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                     From
                                                                   Inception
                                                                    of the
                                                                  Development
                                       For the Three Months         Stage on
                                          Ended March 31,         February 17,
                                     -------------------------   1996  Through
                                         2004          2003      March 31, 2004
                                     -----------   -----------   --------------

Cash Flows from Operating Activities:
 Net loss                            $  (112,166)  $  (316,660)  $  (10,791,711)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization           1,690        10,303          776,405
   Gain from debt relief                       -             -          (64,284)
   Loss on sale of investment
    securities                                 -             -           99,000
   Loss on disposal of assets                  -             -          292,027
   Stock based compensation                    -        44,000        3,248,480
   Write off of stock subscription             -             -           22,750
   Financing fees                              -         8,090           21,321
 Changes in current assets and
  liabilities:
   Receivables                                 -             -                -
   Checks drawn in excess of cash
    in bank                                  689             -              689
   Accounts payable                          499         3,500          765,670
   Accounts payable - related party        7,500        23,000          478,554
   Accrued liabilities                    82,297        44,999        1,250,613
   Accrued litigation expense                  -       185,000          166,657
   Accrued interest payable               15,871        16,131          450,006
                                     -----------   -----------   --------------

 Net Cash Provided by (Used in)
  Operating Activities                    (3,620)       18,363       (3,283,823)
                                     -----------   -----------   --------------

Cash Flows from Investing Activities:
 Purchase of equipment                      (956)      (21,000)        (765,030)
 Organization costs paid                       -             -           (4,755)
 Proceeds from sale of assets                  -             -          117,715
                                     -----------   -----------   --------------

 Net Cash Used in Investing Activitie       (956)      (21,000)        (652,070)
                                     -----------   -----------   --------------

Cash Flows from Financing Activities:
 Proceeds from borrowings -
  stockholders                                 -             -          870,111
 Payments on borrowings -
  stockholders                                 -             -         (149,750)
 Proceeds from stock issuance and
  subscriptions                                -             -        3,401,172
 Payments on capital leases                    -             -         (185,640)
                                     -----------   -----------   --------------

   Net Cash Provided by Financing
    Activities                                 -             -        3,935,893
                                     -----------   -----------   --------------

Net Increase (Decrease) in Cash           (4,576)       (2,637)               -

Cash at Beginning of Period                4,576         3,395                -
                                     -----------   -----------   --------------

Cash at End of Period                $         -   $       758      $         -
                                     ===========   ===========   ==============

Supplemental Cash Flow Information:
 Cash paid for interest              $         -   $         -
Non Cash Investing and Financing
Activities:
 Conversion of liabilities to equity $         -   $   522,438


      See accompanying notes to condensed consolidated financial statements

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                    NOTES TOCONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company, and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

         The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2003. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2004

NOTE 2 - RELATED PARTY TRANSACTIONS

         Certain officers of the Company have from time to time advanced the Company funds used for operating expenses. As of March 31, 2004, the Company owed these officers $236,659. All amounts are due on demand with no interest. In addition, the Company had notes payable outstanding and accrued interest payable. As of March 31, 2004, the Company owed these officers $ 1,040,273. Total amount due to related parties as shown on the balance sheet as of March 31, 2004 is $1,276,932.


NOTE 3 - STOCKHOLDERS' DEFICIT

         During the three months ending March 31, 2004 no shares were issued.

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

         In June 2003, the Company entered into a Settlement Agreement and Mutual Release of All Claims pertaining to these claims. Terms of the agreement were to issue 200,000 shares of restricted stock to the plaintiff valued at $26,000 or $0.13 per share and would be deducted from amounts owed by the Company to a former officer. In addition to the stock, another officer deeded to the plaintiff one-half interest in an industrial building that was personally owned by the officer. The value of the one-half interest was determined to be $150,000. The Company agreed to reimburse the officer $150,000 for the interest

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                    NOTES TOCONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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


NOTE 5 - BUSINESS CONDITION


         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three-month periods ended March 31, 2004 and 2003, the Company incurred net losses of $112,166 and $316,660, respectively. As of March 31, 2004, the Company's losses accumulated from inception totaled $10,791,711. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

         NOTE: This Quarterly Report for the period ended March 31, 2004, was prepared in December 2005 and January 2006, in connection with the Company's efforts to become current in its public reporting.

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

Results of Operations

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

         From inception through March 31, 2004, we have incurred losses totaling $10,791,711 and generated revenues of $572,245 from operations. During the three months ended March 31, 2004, we had sales revenues of $0. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities, including sales made upon the exercise of stock options granted to XCEL Associates, Inc., and under an agreement dated March 29, 2000. XCEL has also been engaged to provide business management and marketing consultation services, including the review of our business plan, preparation of a company profile, recommendation of the company to various retail brokers, analysts, and institutional investors and bankers.

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

         Our net loss for the three months ended March 31, 2004, was approximately $112,166, compared to a net loss for the three months ended March 31, 2003, of approximately $316,660. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the three months ended March 31, 2004, were approximately $112,166 of which approximately 58% were general and administrative. Our expenses for the three months ended March 31, 2003 were approximately $316,660, of which approximately 79% were general and administrative. For the three months ended March 31, 2004, depreciation and amortization expense was $1,690 compared to depreciation and amortization expense of $10,303 for the three months ended March 31, 2003.

         Since inception, we have realized minimal revenues while incurring normal fixed overhead and debt service costs. This operating trend is projected to continue for at least the remaining period of fiscal 2004.

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


Item 3.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures.

         In December 2005, in connection with the preparation of this report, our Chief Executive Officer and a consultant performing certain services typically performed by a chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a 14(c) and 15d 14(c)) as of the end of the period covered by this quarterly report. Based on that evaluation, they have concluded that our current disclosure controls and procedures were effective in providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

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

         On August 7, 2003, a former employee filed suit for alleged back wages and other claims. On January 18, 2005 a settlement agreement was signed. The agreement included issuance of 900,000 shares of common stock and a release of claims by both parties

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         There were no unregistered sales of equity securities during the three months ending March 31, 2004

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