Form 10QSB
period 2004-06-30
TERRA SYSTEMS CORP
filed 2006-04-10
CIK 1027876

================================================================================


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended June 30, 2004

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

Securities registered pursuant to section 12(g) of the Exchange Act:
Common, $0.001 par value

Check whether the registrant  (1) has filed all reports  required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. (1) Yes     No  X  (2) Yes  X   No
                 ---    ---         ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class  Common  Stock,  $0.001 par value  Outstanding  as of December  28,  2005:
41,302,288

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes     X  No
                                 ---        ---

                               Terra Systems Corp

                                   Form 10-QSB
                      For The Quarter Ending June 30, 2004

Part I. Financial Information                                               Page
                                                                            ----
    Item 1.  Financial Statements

             Consolidated Balance Sheets as of June 30 2004 and
               December 31, 2003 (Unaudited)                                  2

             Consolidated  Statements of Operations  for the Three
               and Six Months  ended June 30, 2004,  and 2003, and
               for the Cumulative Period February 17, 1996 (Date
               of Inception) through June 30 2004 (Unaudited)                 3

             Consolidated Statements of Cash Flows for the Six
               Months ended June 30, 2004, and 2003 and for the
               Cumulative Period February 17, 1996 (Date of
               Inception) through June 30, 2004 (Unaudited)                   4

             Notes to the Unaudited Consolidated Financial Statements         5

    Item 2.  Management's Discussion and Plan of Operation                    7

    Item 3.  Controls and Procedures                                          9


Part II. Other Information

    Item 1.  Legal Proceedings                                               10

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     10

    Item 3.  Defaults on Senior Securities                                   10

    Item 4.  Other Information                                               10

    Item 5.  Exhibits                                                        11

Signatures                                                                   11

PART I. FINANCIAL INFORMATION

Item I. Financial Statements


                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      June 30,     December 31,
                                                        2004           2003
                                                    ------------   ------------
Current Assets
  Cash                                              $      7,113   $      4,576
                                                    ------------   ------------
    Total Current Assets                                   7,113          4,576
                                                    ------------   ------------

Property and Equipment
  Land                                                    23,167         21,605
  Furniture and equipment                                492,633        492,633
  Office Building                                         40,138         39,181
  Software                                                10,380         10,380
  Less:  Accumulated depreciation                       (468,212)      (464,833)
                                                    ------------   ------------
    Net Property and Equipment                            98,106         98,966
                                                    ------------   ------------

Total Assets                                        $    105,219   $    103,542
                                                    ============   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                  $    457,414   $    546,914
  Accounts payable to related party                      109,946        229,159
  Accrued liabilities                                  1,296,176      1,128,379
  Accrued interest payable                               430,878        399,135
  Legal settlements                                      156,427        166,657
  Notes payable to stockholders - current portion        625,267        625,267
                                                    ------------   ------------
    Total Current Liabilities                          3,076,108      3,095,511
                                                    ------------   ------------


Stockholders' Deficit
  Common stock - $0.001 par value; 100,000,000
    shares authorized; 27,298,813 And 26,081,024
    shares issued and outstanding, respectively           27,299         26,081
  Additional paid-in capital                           7,961,083      7,661,495
  Accumulated deficit                                (10,959,271)   (10,679,545)
                                                    ------------   ------------
    Total Stockholders' Deficit                       (2,970,889)    (2,991,969)
                                                    ------------   ------------

Total Liabilities and Stockholders' Deficit         $    105,219   $    103,542
                                                    ============   ============



      See accompanying notes to condensed consolidated financial statements

                                        TERRA SYSTEMS, INC AND SUBSIDIARY
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                                                                  From Inception
                                                                                                      of the
                                                                                                    Development
                                                                                                     Stage on
                                                                                                    February 17,
                                      For the Three Months              For the Six Months             1996
                                          Ended June 30,                   Ended June 30,             Through
                                   ----------------------------    ----------------------------       June 30,
                                       2004            2003            2004            2003             2004
                                   ------------    ------------    ------------    ------------    ------------

Revenues                           $          -    $     75,861    $          -    $     75,861    $    572,245
Cost of Revenues                              -          41,458               -          41,458         405,277
                                   ------------    ------------    ------------    ------------    ------------

  Gross Profit                                -          34,403               -          34,403         166,968
                                   ------------    ------------    ------------    ------------    ------------

Expenses
  Research and development               30,000          35,216          60,000          65,623       1,987,261
  General and administrative             86,905          92,327         151,506         344,056       7,377,221
  Depreciation and amortization           1,689          10,303           3,379          20,606         778,094
                                   ------------    ------------    ------------    ------------    ------------

    Loss from Operations               (118,594)       (103,443)       (214,885)       (395,882)     (9,975,608)
                                   ------------    ------------    ------------    ------------    ------------

Nonoperating Income/(Expenses)
  Interest expense                      (48,966)        (15,785)        (64,841)        (40,005)       (663,629)
  Interest income                             -               -               -               -           1,709
  Gain from relief of debt                    -               -               -               -          64,284
  Loss on sale of securities                  -               -               -               -         (99,000)
  Loss on sale of assets                      -               -               -               -        (287,027)
                                   ------------    ------------    ------------    ------------    ------------

  Net Nonoperating Expenses             (48,966)        (15,785)        (64,841)        (40,005)       (983,663)
                                   ------------    ------------    ------------    ------------    ------------

Net Loss                           $   (167,560)   $   (119,228)   $   (279,726)   $   (435,887)   $(10,959,271)
                                   ============    ============    ============    ============    ============

Basic and Diluted Loss
  Per Share                        $      (0.01)   $      (0.01)   $      (0.01)   $      (0.02)
                                   ============    ============    ============    ============

Weighted Average Shares
  Outstanding                        26,841,070      23,270,318      26,470,070      23,206,179
                                   ============    ============    ============    ============


                      See accompanying notes to condensed consolidated financial statements


                                                       3

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                       From
                                                                    Inception
                                                                      of the
                                                                   Development
                                                                     Stage on
                                                                   February 17,
                                        For the Six Months Ended       1996
                                                June 30,             Through
                                       -------------------------     June 30,
                                           2004         2003           2004
                                       -----------   -----------   ------------

Cash Flows from Operating Activities:
  Net loss                             $  (279,726)  $  (435,889)  $(10,959,271)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization            3,379        20,606        778,094
    Gain from debt relief                        -             -        (64,284)
    Loss on sale of investment
     securities                                  -             -         99,000
    Loss on disposal of assets                   -             -        292,027
    Stock based compensation               108,000        45,500      3,356,480
    Writeoff stock subscription                  -        22,750
    Financing fees                          32,613         8,090         53,934
  Changes in current assets and
   liabilities:
    Receivables                                  -       (79,065)             -
    Accounts payable                       (89,500)      133,915        675,671
    Accounts payable - related party         7,980        24,500        479,034
    Accrued liabilities                    167,797        83,204      1,336,113
    Accrued legal settlement expense       (10,230)      185,000        156,427
    Accrued interest payable                31,743        54,917        465,878
                                       -----------   -----------   ------------
  Net Cash Provided by (Used in)
   Operating Activities                    (27,944)       40,778     (3,308,147)
                                       -----------   -----------   ------------

Cash Flows from Investing Activities:
  Purchase of equipment                     (2,519)      (21,000)      (766,593)
  Organization costs paid                        -             -         (4,755)
  Proceeds from sale of assets                   -             -        117,715
                                       -----------   -----------   ------------

  Net Cash Used in Investing
   Activities                               (2,519)      (21,000)      (653,633)
                                       -----------   -----------   ------------

Cash Flows from Financing Activities:
  Proceeds from borrowings -
   stockholders                                  -             -        870,111
  Payments on borrowings -
   stockholders                                  -       (23,000)      (149,750)
  Proceeds from stock issuance and
   subscriptions                            33,000             -      3,434,172
  Payments on capital leases                     -             -       (185,640)
                                       -----------   -----------   ------------

    Net Cash Provided by (Used in)
     Financing Activities                   33,000       (23,000)     3,968,893
                                       -----------   -----------   ------------

Net Increase (Decrease) in Cash              2,537        (3,222)         7,113

Cash at Beginning of Period                  4,576         3,395              -
                                       -----------   -----------   ------------

Cash at End of Period                  $     7,113   $       173   $      7,113
                                       ===========   ===========   ============

Supplemental Cash Flow Information:
  Cash paid for interest               $       486   $    15,785
Non Cash Investing and Financing
 Activities:
  Conversion of notes payable to
   equity                              $   158,990   $    35,000

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

          Certain officers of the Company have from time to time advanced the Company funds used for operating expenses. As of June 30, 2004, the Company owed these officers $109,946. All amounts are due on demand with no interest. In addition, the Company has notes payable outstanding and accrued interest payable. As of June 30, 2004, the Company owed these officers $1,056,145. The total amount due to related parties as shown on the balance sheet as of June 30, 2004 is $1,166,091.


NOTE 3 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash - During the six months ended June 30, 2004, the Company issued 204,210 shares of common stock for proceeds of $33,000 or $0.14 to $0.19 per share.

         Common Stock Issued for Services - During the six months ended June 30, 2004, the Company issued 375,000 shares of common stock for proceeds of $108,000 or $0.28 to $0.30 per share.

         Common Stock Issued for Debt and Financing fees - During the six months ended June 30, 2004, the Company issued 638,679 shares of common stock for satisfaction of liabilities and interest of $159,804 or $0.25 to $0.30 per share.


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

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six-month periods ended June 30, 2004 and 2003, the Company incurred net losses of $279,726 and $435,887, respectively. As of June 30, 2004, the Company's losses accumulated from inception totaled $10,959,271. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

         NOTE: This Quarterly Report for the period ended June 30, 2004, was prepared in December 2005 and January 2006, in connection with the Company's efforts to become current in its public reporting.

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

Results of Operations

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

         From inception through June 30, 2004, we have incurred losses totaling $10,959,271 and generated revenues of $572,245 from operations. During the six months ended June 30, 2004, we had sales revenues of $0.00. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities, including sales made upon the exercise of stock options granted to XCEL Associates, Inc., and under an agreement dated March 29, 2000. XCEL has also been engaged to provide business management and marketing consultation services, including the review of our business plan, preparation of a company profile, recommendation of the company to various retail brokers, analysts, and institutional investors and bankers.

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

Our net loss for the six months ended June 30, 2004, was approximately $279,726, compared to a net loss for the six months ended June 30, 2003, of approximately $435,887. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the six months ended June 30, 2004, were approximately $279,726 of which approximately 54% were general and administrative. Our expenses for the six months ended June 30, 2003 were approximately $470,290, of which approximately 73% were general and administrative. For the six months ended June 30, 2004, depreciation and amortization expense was $3,379, compared to depreciation and amortization expense of $20,606 for the six months ended June 30, 2003.

Three  months  ended June 30, 2004  compared to the three  months ended June 30,
2003

         Our net loss for the three months ended June 30, 2004, was approximately $167,560, compared to a net loss for the three months ended June 30, 2003, of approximately $119,228. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the three months ended June 30, 2004, were approximately $167,560 of which approximately 52% were general and administrative. Our expenses for the three months ended June 30, 2003 were approximately $153,631, of which approximately 60% were general and administrative. For the three months ended June 30, 2004, depreciation and amortization expense was $1,689, compared to depreciation and amortization expense of $10,303 for the three months ended June 30, 2003.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended June 30, 2004, the Company issued 204,210 shares of common stock for proceeds of $33,000 or $0.14 $0.19 per share; 375,000 shares of common stock for proceeds of $108,000 or $0.28 to $0.30 per share; 638,679 shares of common stock for satisfaction of liabilities and interest of $159,804 or $0.25 to $0.30 per share.

         The sales of shares to the buyers were made in reliance on Section 4(2) of the 1933 Act, and rules and regulations promulgated thereunder, as a transaction not involving any public offering. No advertising or general solicitation was employed in the issuance of the securities

Item 3.  Defaults on Senior Securities

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