Form 10QSB
period 2004-09-30
TERRA SYSTEMS CORP
filed 2006-04-10
CIK 1027876

================================================================================


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended September 30, 2004

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

Class  Common  Stock,  $0.001 par value  Outstanding  as of December  28,  2005:
41,302,288

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes      X  No
                                 ---        ---

                               Terra Systems Corp

                                   Form 10-QSB
                    For The Quarter Ending September 30, 2004

Part I. Financial Information                                               Page
                                                                            ----
    Item 1.  Financial Statements

             Consolidated Balance Sheets as of September 30, 2004
               and December 31, 2003 (Unaudited)                              2

             Consolidated Statements of Operations for the Three
               and Nine Months ended September 30, 2004, and 2003,
               and for the Cumulative Period February 17, 1996
               (Date of Inception) through September 30, 2004
               (Unaudited)                                                    3

             Consolidated Statements of Cash Flows for the Nine
               Months ended September 30, 2004, and 2003 and for
               the Cumulative Period February 17, 1996 (Date of
               Inception) through September 30, 2004 (Unaudited)              4

             Notes to the Unaudited Consolidated Financial Statements         5

    Item 2.  Management's Discussion and Plan of Operation                    8

    Item 3.  Controls and Procedures                                         10

Part II. Other Information

    Item 1.  Legal Proceedings                                               11

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     11

    Item 3.  Defaults on Senior Securities                                   11

    Item 4.  Other Information                                               11

    Item 5.  Exhibits                                                        12

Signatures                                                                   12

PART I. FINANCIAL INFORMATION

Item I. Financial Statements


                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    September 30,  December 31,
                                                        2004           2003
                                                    ------------   ------------
Current Assets
  Cash                                              $      1,350   $      4,576
                                                    ------------   ------------
         Total Current Assets                              1,350          4,576
                                                    ------------   ------------

Property and Equipment
  Land                                                    23,167         21,605
  Furniture and equipment                                492,633        492,633
  Office building                                         40,138         39,181
  Software                                                10,380         10,380
  Less:  Accumulated depreciation                       (469,901)      (464,833)
                                                    ------------   ------------
         Net Property and Equipment                       96,417         98,966
                                                    ------------   ------------

Total Assets                                        $     97,767   $    103,542
                                                    ============   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                  $    422,932   $    546,914
  Accounts payable to related parties                    109,946        229,159
  Accrued liabilities                                  1,381,676      1,128,379
  Accrued interest payable to related parties            446,750        399,135
  Legal settlements                                      156,427        166,657
  Notes payable to stockholders - current portion        625,267        625,267
                                                    ------------   ------------
         Total Current Liabilities                     3,142,998      3,095,511
                                                    ------------   ------------

Stockholders' Deficit
  Common stock - $0.001 par value; 100,000,000
   shares authorized; 27,503,459 and 26,081,024
   shares issued and outstanding, respectively            27,503         26,081
  Additional paid-in capital                           8,022,244      7,661,495
  Accumulated deficit                                (11,094,978)   (10,679,545)
                                                    ------------   ------------
         Total Stockholders' Deficit                  (3,045,231)    (2,991,969)
                                                    ------------   ------------

Total Liabilities and Stockholders' Deficit         $     97,767   $    103,542
                                                    ============   ============


      See accompanying notes to condensed consolidated financial statements


                                        TERRA SYSTEMS, INC AND SUBSIDIARY
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                                                                From Inception
                                                                                                    of the
                                                                                                 Development
                                                                                                   Stage on
                                                                                                 February 17,
                                    For the Three Months              For the Nine Months            1996
                                     Ended September 30,              Ended September 30,           Through
                                 ----------------------------    ----------------------------    September 30,
                                     2004            2003            2004            2003            2004
                                 ------------    ------------    ------------    ------------    -------------
Revenues                         $          -    $          8         $     -    $     75,868    $    572,245
Cost of Revenues                            -               -               -          41,458         405,277
                                 ------------    ------------    ------------    ------------    ------------

 Gross Profit                               -               8               -          34,410         166,968
                                 ------------    ------------    ------------    ------------    ------------

Expenses
 Research and development              30,510          32,375          90,510          97,998       2,017,769
 General and administrative            87,636         234,446         239,142         578,501       7,464,858
 Depreciation and amortization          1,689          10,303           5,067          30,910         779,783
                                 ------------    ------------    ------------    ------------    ------------
                                      119,835         277,124         334,719         578,501      10,262,410
                                 ------------    ------------    ------------    ------------    ------------

   Loss from Operations              (119,835)       (277,116)       (334,719)       (672,999)    (10,095,442)
                                 ------------    ------------    ------------    ------------    ------------

Nonoperating Income/(Expenses)
 Interest expense                     (15,872)        (24,515)        (80,714)        (64,521)       (679,502)
 Interest income                            -               -               -               -           1,709
 Gain from relief of debt                   -               -               -               -          64,284
 Loss on sale of securities                 -               -               -               -         (99,000)
 Loss on sale of assets                     -               -               -               -        (287,027)
                                 ------------    ------------    ------------    ------------    ------------

 Net Nonoperating Expenses            (15,872)        (24,515)        (80,714)        (64,521)       (999,536)
                                 ------------    ------------    ------------    ------------    ------------

Net Loss                             (135,707)       (301,631)       (415,433)       (737,520)    (11,094,978)
                                 ============    ============    ============    ============    ============

Basic and Diluted Loss
 Per Share                       $      (0.00)   $      (0.01)   $      (0.02)   $      (0.03)
                                 ============    ============    ============    ============

Weighted Average Shares
 Outstanding                       27,378,272      23,452,429      26,920,429      23,299,441
                                 ============    ============    ============    ============



                      See accompanying notes to condensed consolidated financial statements

                                                       3

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                       From
                                                                     Inception
                                                                      of the
                                                                    Development
                                                                     Stage on
                                                                    February 17,
                                       For the Nine Months Ended       1996
                                             September 30,            Through
                                       -------------------------   September 30,
                                           2004         2003           2004
                                       -----------   -----------   ------------

Cash Flows from Operating Activities:
  Net loss                             $  (415,433)  $  (737,520)  $(11,094,978)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization            5,068        30,910        779,783
    Gain from debt relief                        -             -        (64,284)
    Loss on sale of investment
     securities                                  -             -         99,000
    Loss on disposal of assets                   -             -        292,027
    Stock based compensation               169,365       185,500      3,417,845
    Write off of stock subscription              -             -         22,750
    Financing fees                          32,613        16,820         53,934
  Changes in current assets and
   liabilities:
    Accounts payable                      (123,982)      114,993        641,189
    Accounts payable - related party         7,980        91,500        479,034
    Accrued liabilities                    253,297       112,895      1,421,613
    Accrued litigation expense             (10,230)      185,000        156,427
    Accrued interest payable                47,615        70,701        481,750
                                       -----------   -----------   ------------

  Net Cash Provided by (Used in)
   Operating Activities                    (33,707)       70,799     (3,313,910)
                                       -----------   -----------   ------------

Cash Flows from Investing Activities:
  Purchase of equipment                     (2,519)      (68,429)      (766,593)
  Organization costs paid                        -             -         (4,755)
  Proceeds from sale of assets                   -             -        117,715
                                       -----------   -----------   ------------

  Net Cash Used in Investing
   Activities                               (2,519)      (68,429)      (653,633)
                                       -----------   -----------   ------------

Cash Flows from Financing Activities:
  Proceeds from borrowings -
   stockholders                                  -             -        870,111
  Payments on borrowings -
   stockholders                                  -       (23,000)      (149,750)
  Proceeds from stock issuance and
   subscriptions                            33,000        17,500      3,434,172
  Payments on capital leases                     -             -       (185,640)
                                       -----------   -----------   ------------

    Net Cash Provided by (Used in)
     Financing Activities                   33,000        (5,500)     3,968,893
                                       -----------   -----------   ------------

Net Increase (Decrease) in Cash             (3,226)       (3,130)         1,350

Cash at Beginning of Period                  4,576         3,395              -
                                       -----------   -----------   ------------

Cash at End of Period                  $     1,350   $       265   $      1,350
                                       ===========   ===========   ============

Supplemental Cash Flow Information:
  Cash paid for interest               $       486   $         -
Non Cash Investing and Financing
 Activities:
  Conversion of liabilities to equity  $   158,990   $    35,000


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

         Certain Officers of the Company have from time to time advanced the Company funds used for operating expenses. As of September 30, 2004, the Company owed these officers $109,946. All amounts are due on demand with no interest. In addition, the Company has notes payable outstanding and accrued interest payable. As of September 30, 2004, the Company owed these officers $1,072,017. Total amount due to related parties as shown on the balance sheet as of September 30, 2004 is $1,181,963.

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

         The Company has recorded compensation cost of $140,000 related to the issuance of stock options during the three and nine months ended September 30, 2003. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three and nine months ended September 30, 2004 and 2003.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                    For the                     For the
                              Three Months Ended          Nine Months Ended
                                 September 30,               September 30,
                           ------------------------    ------------------------
                               2004          2003          2004          2003
                           -----------    ---------    -----------    ---------
Net loss                   $  (135,707)   $(301,631)   $  (415,433)   $(737,520)
Add Stock-based
 employee compensation
 expense included in
 net loss                            -      140,000              -      140,000
Deduct: Total stock-
 based employee
 compensation expense
 determined under fair
 value based method for
 all awards                          -     (314,975)             -     (314,975)
                           -----------    ---------    -----------    ---------
Pro forma net loss
 applicable to common
 shareholders              $  (135,707)   $(476,606)   $  (415,433)   $(912,495)
                           ===========    =========    ===========    =========

Basic and diluted loss
 per common share as
 reported                  $     (0.00)   $   (0.01)   $     (0.02)   $   (0.03)
                           ===========    =========    ===========    =========

Basic and diluted loss
 per common share pro
 forma                     $     (0.00)   $   (0.02)   $     (0.02)   $   (0.04)
                           ===========    =========    ===========    =========

NOTE 4 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash - During the nine months ended September 30, 2004, the Company issued 84,210 shares of common stock for proceeds of $16,000 or $0.19 per share.

         Common Stock Issued for Services - During the nine months ended September 30, 2004, the Company issued 579,546 shares of common stock for proceeds of $169,365 or $0.22 to $0.30 per share.

         Common Stock Issued for Debt and Financing Fees - During the nine months ended September 30, 2004; the Company issued 638,679 shares of common stock for satisfaction of liabilities and interest of $159,804 or $0.25 to $0.30 per share.

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


NOTE 6 - BUSINESS CONDITION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine-month periods ended September 30, 2004 and 2003, the Company incurred net losses of $415,433 and $737,520, respectively. As of September 30, 2004, the Company's losses accumulated from inception totaled $11,094,978. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

         NOTE: This Quarterly Report for the period ended September 30, 2004, was prepared in December 2005 and January 2006, in connection with the Company's efforts to become current in its public reporting.

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

Results of Operations

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

         From inception through September 30, 2004, we have incurred losses totaling $11,094,978 and generated revenues of $572,245 from operations. During the nine months ended September 30, 2004, we had sales revenues of $0. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities, including sales made upon the exercise of stock options granted to XCEL Associates, Inc., and under an agreement dated March 29, 2000. XCEL has also been engaged to provide business management and marketing consultation services, including the review of our business plan, preparation of a company profile, recommendation of the company to various retail brokers, analysts, and institutional investors and bankers.

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

         Our net loss for the nine months ended September 30, 2004, was approximately $415,433, compared to a net loss for the nine months ended September 30, 2003, of approximately $737,520. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the nine months ended September 30, 2004, were approximately $415,433 of which approximately 58% were general and administrative. Our expenses for the nine months ended September 30, 2003 were approximately $643,022, of which approximately 90% were general and administrative. For the nine months ended September 30, 2003, we recognized compensation expense of approximately $140,000 in connection with the grant of stock options to employees. For the nine months ended September 30, 2004, depreciation and amortization expense was $5,068, compared to depreciation and amortization expense of $30,910 for the nine months ended September 30, 2003.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

         Our net loss for the three months ended September 30, 2004, was approximately $135,707, compared to a net loss for the three months ended September 30, 2003, of approximately $301,631. The net loss was attributable to lower than expected revenues from sales of our products and services and higher research and development and general and administrative expenses. Our expenses for the three months ended September 30, 2004, were approximately $135,707 of which approximately 65% were general and administrative. Our expenses for the three months ended September 30, 2003 were approximately $301,631, of which approximately 78% were general and administrative. For the three months ended September 30, 2004, the depreciation and amortization expense was $1,689, compared to depreciation and amortization expense of $10,303 for the three months ended September 30, 2003.

         Since inception, we have realized minimal revenues while incurring normal fixed overhead and debt service costs. This operating trend is projected to continue for at least the remaining period of fiscal 2004 if we are unable to obtain a signed contract with a client.

         During the nine months ended September 30, 2004, all elements of income and loss arose from continuing operations.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended September 30, 2004, the Company issued 204,546 shares of common stock for proceeds of $61,365 or $0.22 per share.

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