Form 10KSB
period 2004-12-31
TERRA SYSTEMS CORP
filed 2006-04-10
CIK 1027876

================================================================================


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For fiscal year ended December 31, 2004

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes   X   No
                                 ---      ---

State issuer's revenue for the fiscal year ended December 31, 2004: None

As of December 31, 2004, the registrant had 28,433,459 shares of common stock outstanding. The aggregate market value of the 21,342,453 shares of voting stock held by non-affiliates as of that date was approximately $ 7,469,508

As of December 28, 2005, when this report was prepared, the registrant had 41,302,288shares of common stock outstanding. The aggregate market value of the 31,455,345 shares of voting stock held by non-affiliates as of that date was approximately $ 20,131,420.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Description of Business                                             4
Item 2.    Description of Property                                            11
Item 3.    Legal Proceedings                                                  11
Item 4.    Submission of Matters to a Vote of Security Holders                12

                                     PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and
            Issuer Purchase of Securities                                     12
Item 6.    Management's Discussion and Analysis                               14
Item 7.    Financial Statements                                               16
Item 8.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          16
Item 8A.   Controls and Procedures                                            16
Item 8B.   Other Information                                                  17

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons,
            Compliance with Section 16(a) of the Exchange Act                 17

Item 10.   Executive Compensation                                             18

Item 11.   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   18

Item 12.   Certain Relationships and Related Transactions                     20

Item 13.   Exhibits and Reports on Form 8-K                                   20

Item 14.   Principal Accountant Fees and Services                             20

Signatures                                                                    22

                                     PART I

Item 1.  Description of Business

         Note: This Annual Report for the year ended December 31, 2004, was prepared in December 2005 and January 2006 in connection with the Company's efforts in becoming current in its periodic reporting.

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

         Employees

         As of December 31, 2004, we had two full-time employees, and three consultants and advisors. There were no organized labor agreements or union agreements between Terra Systems and our employees. We believe that our relations with our employees have been and will continue to be good

RISK FACTORS

         We have a history of losses and an accumulated deficit of approximately $ 11,291,337 as of December 31, 2004, and approximately $10,679,545 as of December 31, 2003. If we do not become profitable or maintain profitability in the future, we may not be able to continue to operate.

         We incurred net losses of approximately $11,291,337 for the period from February 1996 through December 31, 2004. We expect to continue to incur substantial net losses in the foreseeable future. If we do not become profitable within the time frame expected by investors, the market price of our common stock likely will decline. If we continue to incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. We do not know when or if we will become profitable. If we do achieve profitability, we may not sustain or increase profitability in the future. As a result, we may not be able to continue to operate.

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

Item 2.  Description of Property

         Our corporate headquarters moved to the Terra Systems, Inc. facility in Wellington Utah. The facility is located at 1865 W Ridge Road and consists of 10 acres of land and a 1,700 square foot modular office. Terra Systems, Inc. owns the real estate and the office.

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

         None.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Securities

         MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Market for Common Stock continued on the Pink Sheets under the symbol TSYI.PK

                               High                    Low
2004
1st Quarter                   $  0.40                $  0.18
2d Quarter                    $  0.35                $  0.18
3d Quarter                    $  0.45                $  0.18
4th Quarter                   $  0.40                $  0.24

2003
1st Quarter                   $  0.21                $  0.07
2d Quarter                    $  0.30                $  0.09
3d Quarter                    $  0.29                $  0.15
4th Quarter                   $  0.37                $  0.15

2002
1st Quarter                   $  0.27                $  0.15
2d Quarter                    $  0.23                $  0.14
3d Quarter                    $  0.25                $  0.14
4th Quarter                   $  0.27                $  0.10


         The source of these high and low prices was the OTC Bulletin Board and the Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

         The market price of the common stock is subject to significant fluctuations in response to variations in the our quarterly operating results, general trends in the market for our technologies, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On December 31, 2004, the closing bid price of the common stock as reported by the Pink Sheets was $0.35 per share.

         Holders

         As of December 31, 2004, there were approximately 285 shareholders of record of our common stock.

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

2003

         During the twelve months ending December 31, 2003 the Company issued 175,000 shares of common stock at a price of $0.10 per share for proceeds of $17,500; 125,000 shares of common stock at a price of $0.20 per share for proceeds of $25,000; 314,287 share of common stock at a price of $0.14 per share or $44,000 for services; 10,000 shares of common stock at a price of $0.15 per share for services rendered; 100,000 shares of common stock at a price of $0.19 per share or $19,460 for services rendered; 882,141 shares of common stock valued at $0.28 per share or $246,998 for services rendered; 26,000 shares of common stock at a price of $0.20 per share or $5,200 for financing fees; 17,000 shares of common stock at a price of $0.17 per share for financing fess of $2,890; 73,500 shares of common stock valued at $0.18 per share or $13,221 for financing fees; 200,000 shares of common stock at a price of $0.18 per share for settlement of liabilities of $35,000; 1,326,216 shares of common stock at a price of $0.45 per share or $477,438 for the settlement of liabilities; 40,000 shares of common stock valued at $0.25 per share for settlement of a liability of $10,000.

2004

         During the twelve months ending December 31, 2004 the Company issued 120,000 shares of common stock at $0.14 per share for proceeds of $17,000; 84,210 shares of common stock at a price of $0.19 per share for proceeds of $ 16,000; 30,000 shares of common stock at $0.30 per share for proceeds of $10,000; 2,713 shares of common stock at a price of $0.30 per share for a financing fee of $814; 900,000 shares of common stock at $0.30 per share or $ 270,000 for legal settlement; 635,966 shares of common stock at a price of $0.25 per share for settlement of liabilities of $158,990; 375,000 shares of common stock at a price of $0.28 per share for services rendered valued at $108,000; 204,546 shares of common stock at $0.22 per share for services rendered valued at $ 61,365.

         The sales of shares to the buyers were made in reliance on Section 4(2) of the 1933 Act, and rules and regulations promulgated thereunder, as a transaction not involving any public offering. No advertising or general solicitation was employed in the issuance of the securities

Item 6.  Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Please Note: This report, including the following Management's Discussion and Analysis Section, for the year ended December 31, 2004, was prepared in December 2005 and January 2006, in connection with the Company's efforts to become current in its periodic reporting.

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

Results of Operations

12 months ended December 31, 2004 compared to 12 months ended December 31, 2003
-------------------------------------------------------------------------------

         From inception through December 31, 2004, we have incurred losses totaling $11,291,337 and generated revenues of $572,245 from operations. During the year ended December 31,2004, we had no sales revenues. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities, including sales made upon the exercise of stock options granted to XCEL Associates, Inc., and under an agreement dated March 29, 2000. XCEL has also been engaged to provide business management and marketing consultation services, including the review of our business plan, preparation of a company profile, recommendation of the company to various retail brokers, analysts, and institutional investors and bankers.

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

         Our net loss for the year ended December 31, 2004 was approximately $611,792, compared to a net loss for the year ended December 31, 2003, of approximately $1,032,747. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the year ended December 31, 2003, were approximately $611,792, of which approximately 63% were general and administrative. Our expenses for the year ended December 31, 2003 were approximately $1,067,158, of which approximately 76% were general and administrative. For the year ended December 31, 2004, depreciation and amortization expense was $6,757 compared to depreciation and amortization expense of $43,857 for the year ended December 31, 2003.

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

         We are continuing discussions with PacifiCorp regarding pulverized coal processing for the utility industry. We have been working closely with management and engineering personnel in the preliminary product design and development stages. A major objective of the proposed strategic business alliance with these entities will be to design a system that has the ability to produce low ash, low moisture, and ultra fine coal, which enhance the combustion process and reduce unburned carbon and NOx emissions. Our research and development team has been actively engaged in the design of a demonstration unit since the beginning of 2001


         Liquidity and Capital Resources

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

Item 7.  Financial Statements

         Audited financial statements for the twelve month period ending December 31, 2004, are attached.

         Report of Independent Registered Public Accounting Firm            F-1

         Consolidated Balance Sheets- December 31, 2004 and 2003            F-2

         Consolidated Statements of Operations for the Years Ended
           December 31, 2004 and 2003 and for the Cumulative Period
           February 17, 1996 (Date of Inception) through
           December 31, 2004                                                F-3

         Consolidated Statement of Changes in Stockholders' Deficit
           for the Period February 17, 1996 through December 31, 2004       F-4

         Consolidated  Statements of Cash Flows for the Years Ended
           December 31, 2004 and 2003 and for the Cumulative Period
           February 17, 1996 (Date of Inception) through
           December 31, 2004                                                F-6

         Notes to Consolidated Financial Statements                         F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

         In December 2005 and January 2006, in connection with the preparation of this report for the year ended December 31, 2004, our Chief Executive Officer and a consultant performing certain services for the Company commonly performed by a chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Item 8B. Other Information

         None.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons,
         Compliance with Section 16(a) of the Exchange Act

MANAGEMENT

         The following table sets forth information about our board of directors and management team as of December 31, 2004.


Name                        Age            Position
----                        ---            --------

Clayton Timothy             57             Chief Executive Officer and Chairman
L. Kent Harmon              50             President and Director
Robert Underwood            61             Director

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

Compliance with Section 16(a) of the Exchange Act

         None of the Company's executive officers or directors filed Forms 5 for the year ended December 31, 2004. During the twelve months ending December 31, 2004 no securities were sold by executive officers or directors.

Code of Ethics

         The Company is in the process of adopting a code of ethics for our principal executive and financial officers. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 10. Executive Compensation

EXECUTIVE COMPENSATION

         This table provides summary information concerning compensation earned by or paid to our chief executive officer for services rendered in all capacities to us during fiscal year 2004. No executive officer was paid more than $100,000 in any of the three fiscal years ended December 31, 2004.

         Summary Compensation Table
                                                                   All Other
                                                         Bonus    Compensation
Name and Principal Position    Years     Salary ($)(1)    ($)         ($)

Clayton Timothy, Chief         2004       $    60,000    $   0       $   0
Executive Officer              2003            60,000        0           0
                               2002            60,000        0           0

(1) Mr. Timothy's salary has been accrued as a liability of the company. Due to our limited revenues, no salary payment was made to Mr. Timothy during the periods indicated.

         Stock Options Granted In 2004

         There were no stock options granted in 2004.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information regarding beneficial ownership of our common stock as of December 31, 2004, by:

         * each person or entity known to us to own beneficially more than 5% of our common stock;

         *        each of the named executive officers;

         *        each of our directors; and

         *        all executive officers and directors as a group.

         The following table assumes the applicable percentage ownership is based on 28,433,459 shares of common stock outstanding as of December 31, 2004 and 1,500,000 shares of common stock options.

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



Shareholder                    Shares Beneficially          Percentage of
                                      Owned                   Ownership

Clayton Timothy
Chief Executive Officer,
Director                           1,993,000(1)                 6.66%

L. Kent Harmon
President, Director                1,050,000(1)                 3.51%

Robert Underwood
Director                           1,959,724(1)                 6.55%

CHT Holding Trust (2)
3037 Somoa Place                   1,959,724(1)                 6.55%
Costa Mesa, California 92626

All  Executive  Officers and
Directors as a group
(4 individuals)                    2,505,000                    8.37%


                                   5,002,724(3)                16.71%

(1) Shares beneficially owned include 500,000 shares of common stock options.
(2) Shares held by CHT Holding Trust, of which Howard Hucks is the trustee and Wayne Hansen and Valgene Blackburn are beneficiaries.
(3) Shares beneficially owned include 1,500,000 shares of common stock options.

Securities Authorized Under Equity Compensation Plans

      As of December 31, 2004, the Company had no equity compensation plans or option plans.

Item 12. Certain Relationships and Related Transactions

         None.


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

Item 14. Principal Accountant Fees and Services

         The Company paid no audit fees, audit-related fees, tax fees, or other fees to its accountants during the year ended December 31, 2004. The audit and related work for the year ended December 31, 2003, was performed in 2005

(1) AUDIT FEES

         Fees were paid in 2005 and 2006.

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






                           December 31, 2004 and 2003

                       TERRA SYSTEMS, INC AND SUBSIDIARIES
                          (A Development Stage Company)


                                TABLE OF CONTENTS



         Report of Independent Registered Public Accounting Firm             F-1

         Consolidated Balance Sheets - December 31, 2004 and 2003            F-2

         Consolidated Statements of Operations for the Years Ended
          December 31, 2004 and 2003 and for the Cumulative Period
          February 17, 1996 (Date of Inception) through
          December 31, 2004                                                  F-3

         Consolidated Statement of Changes in Stockholders' Deficit
          for the Period February 17, 1996 through December 31, 2004         F-4

         Consolidated  Statements of Cash Flows for the Years Ended
          December 31, 2004 and 2003 and for the Cumulative Period
          February 17, 1996 (Date of Inception) through
          December 31, 2004                                                  F-6

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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Terra Systems, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Terra Systems, Inc. and Subsidiary (a development stage company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003 and for the cumulative period from February 17, 1996 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Systems, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses and negative cash flows from operations during each of the two years in the period ended December 31, 2004 and from inception through December 31, 2004. As of December 31, 2004, the Company had an accumulated deficit of $11,291,337and negative working capital of $3,060,255. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                    HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
October 30, 2005

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                   December 31,    December 31,
                                                       2004             2003
                                                   ------------    ------------
Current Assets
 Cash                                              $      8,514    $      4,576
                                                   ------------    ------------
   Total Current Assets                                   8,514           4,576
                                                   ------------    ------------

Property and Equipment
 Land                                                    27,102          21,605
 Furniture and equipment                                492,633         492,633
 Office building                                         40,138          39,181
 Software                                                10,380          10,380
 Less:  Accumulated depreciation                       (471,590)       (464,833)
                                                   ------------    ------------
   Net Property and Equipment                            98,663          98,966
                                                   ------------    ------------

Total Assets                                       $    107,177    $    103,542
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                  $    643,934    $    546,914
 Accounts payable to related parties                    142,445         229,159
 Accrued liabilities                                  1,069,335       1,128,379
 Accrued interest payable to related parties            459,361         399,135
 Legal settlements                                      128,427         166,657
 Notes payable to stockholders                          625,267         625,267
                                                   ------------    ------------
   Total Current Liabilities                          3,068,769       3,095,511
                                                   ------------    ------------

Stockholders' Deficit
 Common stock - $0.001 par value; 100,000,000
  shares authorized; 28,433,459 and 26,081,024
  issued and outstanding, respectively                   28,433          26,081
 Additional paid-in capital                           8,301,312       7,661,495
 Accumulated deficit                                (11,291,337)    (10,679,545)
                                                   ------------    ------------
   Total Stockholders' Deficit                       (2,961,592)     (2,991,969)
                                                   ------------    ------------

Total Liabilities and Stockholders' Deficit        $    107,177    $    103,542
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  From Inception
                                                                      of the
                                                                   Development
                                                                     Stage on
                                                                   February 17,
                                         For the year ended            1996
                                            December 31,             Through
                                   ----------------------------    December 31,
                                       2004            2003            2004
                                   ------------    ------------    ------------

Revenues                           $          -    $     75,869    $    572,245
Cost of Revenues                              -          41,458         405,277
                                   ------------    ------------    ------------

  Gross Profit                                -          34,411         166,968
                                   ------------    ------------    ------------

Operating Expenses
  Research and development              120,510         129,748       2,047,771
  General and administrative            383,702         811,661       7,609,417
  Depreciation and amortization           6,757          43,857         781,472
                                   ------------    ------------    ------------
      Total Operating Expenses          510,969         985,266      10,438,660
                                   ------------    ------------    ------------

      Loss from Operations             (510,969)       (950,855)    (10,271,692)

Nonoperating Income/(Expenses)
  Interest expense                     (100,823)        (81,892)       (699,611)
  Interest income                             -               -           1,709
  Gain from debt relief                       -               -          64,284
  Loss on sale of securities                  -               -         (99,000)
  Loss on sale of assets                      -               -        (287,027)
                                   ------------    ------------    ------------

  Net Nonoperating Expenses            (100,823)        (81,892)     (1,019,645)
                                   ------------    ------------    ------------

Net Loss                           $   (611,792)   $ (1,032,747)   $(11,291,337)
                                   ============    ============    ============

Basic and Diluted Loss
  Per Share                        $      (0.02)   $      (0.04)
                                   ============    ============

Weighted Average Shares
  Outstanding                        26,592,287      23,626,836
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

                                                              F-4

                                                TERRA SYSTEMS, INC AND SUBSIDIARY
                                                  (A Development Stage Company)
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                           (CONTINUED)
                                                                                                         Deficit
                                                                                                         Accumu-
                                                                                                          lated
                                                                                                         During
                                                                         Common                            the           Total
                                         Common Stock        Additional  Stock    Subscrip-  Deferred    Develop-        Stock-
                                    -----------------------   Paid-In   Subscrip    tion      Compen-      ment         holders'
                                      Shares       Amount     Capital    -tions  Receivable   sation       Stage        Deficit
---------------------------------------------------------------------------------------------------------------------------------
  November 2001 - $0.15 per share         180,000       180      26,820       -           -          -             -       27,000
  July 2002 - $0.19 per share              89,118        89      16,411       -           -          -             -       16,500
  July 2002 - $0.18 per share             415,411       416      75,784       -           -          -             -       76,200
  November 2002 - $0.17 per share         248,824       248      42,052       -           -          -             -       42,300
  November 2002 - $0.16 per share         252,942       253      40,747       -           -          -             -       41,000
Shares issued for settlement of
 liabilities
  January 1999 - $0.25 per share          200,000       200      49,800       -           -          -             -       50,000
  February 2002 - $0.51 per share          49,020        49      24,951       -           -          -             -       25,000
Exercise of share rights
  May 2000 - $0.25 per share (cash)       400,000       400      99,600       -           -          -             -      100,000
  October 2000 - $0.25 per share
   (cash)                                 300,000       300      59,700       -           -          -             -       60,000
  November 2000 - $0.20 per share
   (services)                             225,000       225      44,775       -           -          -             -       45,000
  December 2000 - $0.20 per share
   (cash)                                  75,000        75      14,925       -           -          -             -       15,000
Exercise of stock options
  April 2000 - $0.20 per share
   (conversion of debt)                   500,000       500      99,500       -           -          -             -      100,000
  December 2000 - $0.20 per share
   (cash)                                  25,000        25       4,975       -           -          -             -        5,000
  January 2001 - $0.20-$0.25 per
   share                                  825,000       825     166,675       -           -          -             -      167,500
Share redemptions
  September 1996 - no consideration    (3,000,000)   (3,000)      3,000       -           -          -             -            -
  December 1996 - $0.001 per share    (36,775,000)  (36,775)          -       -           -          -             -      (36,775)
  December 1999 - $1.13 per share        (100,000)     (100)   (112,300)      -           -    112,400             -            -
  March 2000 - $1.13 per share            (50,000)      (50)    (56,150)      -           -     56,200             -            -
Payment on subscription receivable              -         -           -       -      51,250          -             -       51,250
Return of shares in satisfaction of
  subscription receivable                (130,000)     (130)    (25,870)      -      26,000          -             -            -
Write off subscription receivable
  balance                                       -         -           -       -      22,750          -             -       22,750
Compensation from grant of stock
  rights and options                            -         -     966,626       -           -          -             -      966,626
Consulting expense from grant of
  share right                                   -         -     818,500       -           -          -             -      818,500
Amortization of deferred compensation           -         -           -       -           -    319,395             -      319,395
Net loss from February 17, 1996
  through December 31, 2001                     -         -           -       -           -          -    (9,646,798)  (9,646,798)
                                     ------------  --------  ---------- -------  ----------   --------  ------------  -----------

Balance, December 31, 2002            (36,269,685)  (36,270)  2,360,521       -     100,000    487,995    (9,646,798)  (6,734,552)

Shares issued for cash
  July 2003 - $0.10 per share             175,000       175      17,325       -           -          -             -       17,500
  November 2003 - $0.20 per share         125,000       125      24,875       -           -          -             -       25,000
Shares issued for services
  March 2003 - $0.14 per share            314,287       314      43,686       -           -          -             -       44,000
  May 2003 - $0.15 per share               10,000        10       1,490       -           -          -             -        1,500
  October 2003 - $0.28 per share          882,141       882     246,116       -           -          -             -      246,998
  October 2003 - $0.19 per share          100,000       100      19,360       -           -          -             -       19,460
Shares issued for financing fees
  March 2003 - $0.20 per share             26,000        26       5,174       -           -          -             -        5,200
  March 2003 - $0.17 per share             17,000        17       2,873       -           -          -             -        2,890
  July 2003 - $0.18 per share              31,500        32       5,639       -           -          -             -        5,671
  August 2003 - $0.18 per share             7,000         7       1,253       -           -          -             -        1,260
  September 2003 - $0.18 per share         10,000        10       1,790       -           -          -             -        1,800
  October 2003 - $0.18 per share           25,000        25       4,475       -           -          -             -        4,500
Shares issued in satisfaction of
 liabilities
  June 2003 - $0.18 per share             200,000       200      34,800       -           -          -             -       35,000
  December 2003 - $0.45 per share       1,326,216     1,326     476,112       -           -          -             -      477,438
  November 2003 - $0.25 per share          40,000        40       9,960       -           -          -             -       10,000
Compensation relating to grant of
 stock options                                  -         -     140,000       -           -          -             -      140,000
Net loss for period                             -         -           -       -           -          -    (1,032,747)  (1,032,747)
                                     ------------  --------  ---------- -------  ----------   --------  ------------  -----------

Balance December 31, 2003             (32,980,541)  (32,981)  3,395,449       -     100,000    487,995   (10,679,545)  (6,729,082)

Shares issued for services
  April 2004 - $0.28 per share            375,000       375     107,625       -           -          -             -      108,000
  August 2004 - $0.22 per share           204,546       204      61,161       -           -          -             -       61,365
Shares issued in satisfaction of
 liabilities and interest
  May 2004 - $0.25 per share              635,966       635     158,355       -           -          -             -      158,990
  December 2004 - $0.30 per share         900,000       900     269,100                   -          -             -      270,000
Shares issued for financing fees
  May 2004 - $0.30 per share                2,713         3         811       -           -          -             -          814
Shares issued for cash
  April 2004 - $0.14 per share             84,500        85      11,915       -           -          -             -       12,000
  June 2004 - $0.14 per share              35,500        36       4,964       -           -          -             -        5,000
  June 2004 - $0.19 per share              84,210        84      15,916       -           -          -             -       16,000
  December 2004 - $0.25 per share          30,000        30       9,970       -           -          -             -       10,000
Net loss for period                             -         -           -       -           -          -      (611,792)    (611,792)
                                     ------------  --------  ---------- -------  ----------   --------  ------------  -----------

Balance Decmber 31, 2004              (30,628,106) $(30,629) $4,035,266 $     -  $  100,000   $487,995  $(11,291,337) $(6,698,705)
                                     ============  ========  ========== =======  ==========   ========  ============  ===========


                              See accompanying notes to condensed consolidated financial statements

                                                              F-5

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        From
                                                                     Inception
                                                                       of the
                                                                    Development
                                                                      Stage on
                                                                    February 17,
                                          For the year ended,           1996
                                              December 31,             Through
                                      --------------------------    December 31,
                                          2004          2003            2004
                                      -----------   ------------   -------------
Cash Flows from Operating Activities:
 Net loss                             $  (611,792)  $ (1,032,747)  $ 11,291,337)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Depreciation and amortization            6,757         43,857        781,472
   Gain from debt relief                        -              -        (64,284)
   Loss on sale of investment
    securities                                  -              -         99,000
   Loss on disposal of assets                   -              -        292,027
   Stock compensation                     169,365        451,958      3,417,845
   Write off of stock subscription              -              -         22,750
   Common stock issued for financing
    fees                                      814         21,321         22,135
 Changes in current assets and
  liabilities:
   Accounts payable                        97,020         79,065        862,191
   Accounts payable - related party        72,276         99,214        543,330
   Accrued liabilities                    210,956        157,894      1,379,272
   Accrued legal settlement expense       (38,230)       166,657        128,427
   Accrued interest payable                60,226         60,572        494,361
                                      -----------   ------------   ------------

 Net Cash Provided by (Used in)
  Operating Activities                    (32,608)        47,791     (3,312,811)
                                      -----------   ------------   ------------

Cash Flows from Investing Activities:
 Purchase of equipment                     (6,454)       (89,110)      (770,528)
 Organization costs paid                        -              -         (4,755)
 Proceeds from sale of assets                   -              -        117,715
                                      -----------   ------------   ------------

 Net Cash Used in  Investing
  Activities                               (6,454)       (89,110)      (657,568)
                                      -----------   ------------   ------------

Cash Flows from Financing Activities:
 Proceeds from borrowings -
  stockholders                                  -              -        870,111
 Payments on borrowings -
  stockholders                                  -              -       (149,750)
 Proceeds from stock issuance and
  subscriptions                            43,000         42,500      3,444,172
 Payments on capital leases                     -              -       (185,640)
                                      -----------   ------------   ------------

   Net Cash Provided by Financing
    Activities                             43,000         42,500      3,978,893
                                      -----------   ------------   ------------

Net Increase (Decrease) in Cash             3,938          1,181          8,514

Cash at Beginning of Year                   4,576          3,395              -
                                      -----------   ------------   ------------

Cash at End of Year                   $     8,514   $      4,576   $      8,514
                                      ===========   ============   ============

Supplemental Cash Flow Information:
 Cash paid for interest               $     7,984   $          -
Non Cash Investing and Financing
Activities:
 Conversion of liabilities to equity  $   428,990   $    522,438

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

         Basis of Presentation -- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the years ended December 31, 2004 and 2003, the Company has received nominal revenue and incurred net losses of $611,792 and $1,032,747, respectively. As of December 31, 2004, the Company had a working capital deficit of $3,060,255. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

         Property and Equipment -- Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets that range from five to fifteen years. Depreciation expense for the years ended December 31, 2004 and 2003 was $6,757 and $43,857, respectively.

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

         Basic and Diluted Loss Per Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. As of December 31, 2004 and 2003, there were 2,000,000 potentially issuable common shares which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

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

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on net loss and basic and diluted loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                           December 31,
                                                      2004              2003
                                                  -----------       -----------
Net loss, as reported                             $  (621,792)      $(1,032,747)
Add: Stock-based employee compensation
 expense included in reported net loss                      -           140,000
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards                     -          (314,975)
                                                  -----------       -----------
Pro forma net loss                                $  (621,792)      $(1,207,722)
                                                  -----------       -----------

Basic and diluted loss per share,
 as reported                                      $     (0.02)      $     (0.04)
                                                  -----------       -----------
Basic and diluted loss per share,
 pro forma                                        $     (0.02)      $     (0.05)
                                                  -----------       -----------


NOTE 2 - RELATED PARTY TRANSACTIONS

         Certain officers and shareholders of the Company have from time to time advanced the Company funds used for operating expenses. As of December 31, 2004 and 2003, the Company received additional proceeds of $32,500 and $99,213 and issued common stock in satisfaction of its obligations worth $119,213 and $10,000, resulting in payables to related parties of $83,745 and $170,459 respectively. All amounts are due on demand and bear no interest.

         As discussed in Note 4, the Company has notes payable to officers of $625,267 as of December 31, 2004 and 2003. During the year ended December 31, 2004 and 2003, the Company accrued interest on the notes of $60,226 and $60,572 and relieved $0 and $35,000 of accrued interest through the issuance of common stock, resulting in accrued interest payable on the notes of $430,171 and $369,945, respectively.

         An entity controlled by certain officers of the Company has advanced the Company funds for operating capital, and, as discussed in Note 3, leased equipment to the Company which includes executory fees and accrued interest. During 2003, the Company issued common stock in satisfaction of its delinquent executory fees of $239,484 and capital lease payable of $237,954. During the periods ended December 31, 2004 and 2003, the Company made no additional payments and received no other proceeds from the entity. As of December 31, 2004 and 2003, the Company owed this entity interest payable of $29,190 and other payables totaling $58,700. These amounts are due on demand.

NOTE 3 - CAPITAL LEASE OBLIGATION

         The Company entered into capital lease obligations with a company controlled by certain officers of the Company. The related company entered into an equipment lease with a financial institution and is responsible to make all payments regarding the lease. The Company was to pay to the related company the amount of the lease payment plus various other executory fees. Equipment under capital leases as of December 31, 2004 were as follows:

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
                                                            =========

         The Company had accrued interest payable of $29,190 related to the capital lease in 2004 and 2003. In 2003, the Company issued 1,326,216 shares of common stock to settle amounts owed to Spring Lake totaling $477,438, which included the capital lease and delinquent executory fees.

NOTE 4-NOTES PAYABLE TO STOCKHOLDERS

         Notes payable to stockholders are as follows:

                                                                December 31,
                                                             2004          2003
                                                           --------     --------
Notes payable to stockholders, interest
rates from 5% to 10% payable monthly,
all such notes are currently due                           $607,742     $607,742

Notes payable to stockholders for redemption
of stock 10% interest payable monthly, due on demand         17,525       17,525
                                                           --------     --------

Total notes payable to stockholders                        $625,267     $625,267
                                                           ========     ========

NOTE 5 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash -- During 2004, the Company issued 234,210 shares of common stock at prices ranging from $0.14 to $0.33 for proceeds of $43,000. During 2003, the Company issued 300,000 shares of common stock at prices ranging from $0.10 to $0.20 for proceeds of $42,500.

         Common Stock Issued for Services -- During the years ended December 31, 2004 and 2003, the Company issued 579,546 and 1,306,428 shares, respectively, of common stock for consulting services. The common stock was valued at prices ranging from $0.14 to $0.28 per share. For the years ended December 31, 2004 and 2003, the Company charged $169,365 and $311,959 of consulting expense to operations, respectively. The shares were valued based on the fair value of the Company's common stock on the date of issuance.

         Common Stock Issued for Satisfaction of Debt -- During the years ended December 31, 2004 and 2003, the Company issued 1,535,966 and 1,566,216 shares, respectively, of common stock for satisfaction of its obligations. The common stock was valued at prices ranging from $0.18 to $0.45 per share. For the year ended December 31, 2004, the Company relieved accounts payable and interest $158,990 and accrued wages $270,000. For the year ended December 31, 2003, the Company relieved related party accrued interest of $35,000, delinquent executory fees of $249,484 and capital lease obligations of $237,954.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Common Stock Issued for Financing Fees -- During the years ended December 31, 2004 and 2003, the Company issued 2,713 and 116,500 shares of common stock for financing fees incurred during the period. The common stock was valued at prices ranging from $0.17 to $0.30 per shares. For the years ended December 31, 2004 and 2003, the Company charged $814 and $21,321 of finance fee expense to operations.

NOTE 6 - STOCK OPTIONS

         Employee Grants -- In July 2003, the Company granted 2,000,000 stock options to employees and directors of the Company. The options are exercisable at $0.10 per share, exercisable immediately and expire two years from the grant date. In accordance with APB 25, compensation expense of $140,000 was recorded. During 2003, 2,250,000 options expired unexercised.

         Outstanding Stock Options -- A summary of stock option activity for the years ending December 31, 2004 and 2003 is as follows:

                                                                    Exercise
                                                     Options         Price
                                                   ----------       -------

Balance, December 31, 2002                          2,250,000       $  0.20
   Granted                                          2,000,000          0.10
   Expired                                         (2,250,000)         0.20
                                                   ----------
Balance, December 31, 2003                          2,000,000          0.10
                                                   ----------
Balance, December 31, 2004                          2,000,000       $  0.10
                                                   ==========

Exercisable at December 31, 2004                    2,000,000       $  0.10
                                                   ==========
Exercisable at December 31, 2003                    2,000,000       $  0.10
                                                   ==========

Weighted average fair value of options
  granted during year ended:
    December 31, 2004                              $        -
                                                   ==========
    December 31, 2003                              $     0.16
                                                   ==========

The proforma fair value was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0%, expected volatility of 189%, risk-free rate of 2.93%, and expected life of options of 3.0 years

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option outstanding and exercisable as of December 31, 2004 follows:

                             Weighted Average
                          ----------------------
Range of      Number       Remaining                 Number         Weighted
Exercise    Outstanding   Contractual   Exercise   Exercisable      Average
 Prices    at 12/31/2004     Life         Price   at 12/31/2004  Exercise Price
--------   -------------  -----------   --------  -------------  --------------

 $ 0.10      2,000,000     1.54 years    $ 0.10     2,000,000       $    0.10


NOTE 7 - RESEARCH AND DEVELOPMENT EXPENSE

         Research and development and patent development have been the principal functions of the Company. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company's research and development. These costs, which consist primarily of fees paid to individuals, materials and supplies amounted to $120,510 and $129,748 for the years ended December 31, 2004 and 2003, respectively.

NOTE 8 - INCOME TAXES

         There was no benefit or provision for income taxes during 2004 or 2003. The following presents the components of the net deferred tax asset as of December 31, 2004 and 2003:

                                                    December 31,
                                            ----------------------------
                                                2004             2003
                                            -----------      -----------
      Tax loss carryforward                 $ 3,172,431      $ 2,923,690
      Accrued and deferred compensation         397,565          418,393
                                            -----------      -----------

         Total deferred tax assets            3,569,996        3,342,083

         Less: valuation allowance           (3,569,996)      (3,342,083)
                                            -----------      -----------

         Net deferred tax asset             $         -      $         -
                                            ===========      ===========


         The Company has a net operating loss carryforward of $8,505,176, which expires, if unused, in the years 2011 through 2024.

         The following is a reconciliation of the amount of tax that would be result from applying the federal rate to pretax income with provision for income taxes as of December 31, 2004:

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         December 31,
                                                   ------------------------
                                                      2004           2003
                                                   ---------      ---------

    Benefit at US federal statutory rate (34%)     $(208,009)     $(351,134)
    Non includible items                                 285         52,403
    Deferred tax asset valuation change              227,913        332,812
    State benefit, net of federal effect             (20,189)       (34,081)
                                                   ---------      ---------

    Income tax provision                           $       -      $       -
                                                   =========      =========


NOTE 9 - CONTINGENCIES

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

         In June 2003, the Company entered into a Settlement Agreement and Mutual Release of All Claims. Terms of the agreement were to issue 200,000 shares of restricted stock to the plantif valued at $26,000 or $0.13 per share and would be deducted from amounts owed by the Company to a former officer. In addition to the stock, another officer deeded to the plaintiff one-half interest in an industrial building that was personally owned by the officer. The value of the one-half interest was determined to be $150,000. The Company agreed to reimburse the officer $150,000 for the interest given up. The Company also executed a note to the plaintiff for the amount of $22,000, which was due on October 1, 2003. If the note was not paid by October 1, 2003 it would go into default and the Company would owe $35,000. The Company defaulted on the original note and $35,000 was paid in March 2005.

         On August 7, 2003, a former employee filed suit for alleged back wages and other claims. On January 18, 2005 a settlement agreement was signed. The agreement included issuance of 900,000 shares of common stock and a release of claims by both parties.

NOTE 10 - SUBSEQUENT EVENTS (UNAUDITED)

         On March 16, 2005 the Company sold the production facility it was developing in Price Utah to Covol Engineered Fuels, LC. for $250,000. In addition, Terra Systems signed a consulting agreement with Covol Engineered Fuels to provide consulting services to complete and operate the production facility. Compensation for services provided will be 5% of the net revenue for the first three years of the project.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On May 18, 2005 the Company issued 4,000,000 shares of restricted common stock to two officers and directors of the Company for approximately $1,100,000 in debt the Company owed these two individuals.

         On September 7, 2005 Terra Systems, Inc. acquired Mountain Island Energy, LLC (MIE). Mountain Island Energy, LLC will become a wholly owned subsidiary of Terra System, Inc. Mountain Island Energy is an Idaho based LLC focused on energy, carbon and mineral related projects based in Soda Springs, Idaho.