Form 10QSB
period 2005-03-31
TERRA SYSTEMS CORP
filed 2006-08-25
CIK 1027876

================================================================================

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-31483

                               TERRA SYSTEMS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

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

Class Common Stock, $0.001 par value Outstanding as of July 31, 2006: 42,372,856

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes  X  No
                                 ---     ---

                               Terra Systems, Inc.

                                   Form 10-QSB
                      For The Quarter Ending March 31, 2005


Part I. Financial Information                                               Page
                                                                            ----

        Item 1.    Financial Statements

                   Condensed Consolidated Balance Sheets as of
                    March 31, 2005, and December 31, 2004
                    (Unaudited)                                               2

                   Condensed Consolidated Statements of
                    Operations for the Three Months ended
                    March 31, 2005 and 2004, and for the
                    Cumulative Period February 17, 1996
                    (Date of Inception) through March 31,
                    2005 (Unaudited)                                          3

                   Condensed Consolidated Statements of
                    Cash Flows for the Three Months ended
                    March 31, 2005 and 2004 and for the
                    Cumulative Period February 17, 1996
                    (Date of Inception) through March 31,
                    2005 (Unaudited)                                          4

                   Notes to the Unaudited Condensed
                    Consolidated Financial Statements                         5

        Item 2.    Management's Discussion and Plan of
                    Operation                                                 7

        Item 3.    Controls and Procedures                                   10

Part II. Other Information

        Item 1.    Legal Proceedings                                         10

        Item 2.    Unregistered Sales of Equity Securities
                    and Use of Proceeds                                      11

        Item 3.    Defaults on Senior Securities                             11

        Item 4.    Other Information                                         11

        Item 5.    Exhibits                                                  12

        Signatures                                                           12

PART I. FINANCIAL INFORMATION

Item I. Financial Statements


                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                      March 31,     December 31,
                                                        2005            2004
                                                   --------------  -------------
Current Assets
     Cash                                          $     378,266   $      8,514
     Related party receivable                              1,500   $          -
                                                   --------------  -------------
         Total Current Assets                            379,766          8,514
                                                   --------------  -------------

Property and Equipment
     Land                                                      -         27,102
     Furniture and equipment                             451,809        492,633
     Office building                                           -         40,138
     Software                                             10,380         10,380
     Less:  Accumulated depreciation                    (462,189)      (471,590)
                                                   --------------  -------------
         Net Property and Equipment                            -         98,663
                                                   --------------  -------------

Total Assets                                       $     379,766   $    107,177
                                                   ==============  =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                              $     426,934   $    643,934
     Accounts payable to related parties                 122,445        142,445
     Accrued liabilities                               1,096,567      1,069,335
     Accrued interest payable to related parties         465,484        459,361
     Legal settlements                                    60,967        128,427
     Notes payable to stockholders                       609,287        625,267
                                                   --------------  -------------
         Total Current Liabilities                     2,781,684      3,068,769
                                                   --------------  -------------

Stockholders' Deficit
     Common stock - $0.001 par value;
      100,000,000 shares authorized;
      32,348,459 and 28,433,459 issued and
      outstanding, respectively                           32,348         28,433
     Additional paid-in capital                        8,835,297      8,301,312
     Accumulated deficit                             (11,269,563)   (11,291,337)
                                                   --------------  -------------
         Total Stockholders' Deficit                  (2,401,918)    (2,961,592)
                                                   --------------  -------------

Total Liabilities and Stockholders' Deficit        $     379,766   $    107,177
                                                   ==============  =============








     See accompanying notes to condensed consolidated financial statements.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                From Inception
                                                                    of the
                                       For the Three Months    Development Stage
                                          Ended March 31,       on February 17,
                                     -----------------------     1996 Through
                                        2005        2004        March 31, 2005
                                     ----------   ----------   -----------------

Revenues                             $        -   $        -   $        572,245
Cost of Revenues                              -            -            405,277
                                     ----------   ----------   -----------------

     Gross Profit                             -            -            166,968
                                     ----------   ----------   -----------------

Operating Expenses
     Research and development                 -       30,000          2,047,771
     General and administrative         109,421       64,601          7,718,838
     Depreciation and amortization        1,689        1,689            783,161
                                     ----------   ----------   -----------------
         Total Operating Expenses       111,110       96,290         10,549,770

         Loss from Operations          (111,110)     (96,290)       (10,382,802)
                                     ----------   ----------   -----------------

Nonoperating Income/(Expenses)
     Interest expense                   (20,143)     (15,876)          (719,754)
     Interest income                          -            -              1,709
     Gain from relief of debt                 -            -             64,284
     Loss on sale of securities               -            -            (99,000)
     Gain (loss) on sale of assets      153,027            -           (134,000)
                                     ----------   ----------   -----------------
     Net Nonoperating Expenses          132,884      (15,876)          (886,761)
                                     ----------   ----------   -----------------

Net Profit                           $   21,774   $ (112,166)  $    (11,269,563)
                                     ==========   ==========   =================
Basic and Diluted Loss
   Per Share                         $     0.00   $    (0.00)
                                     ==========   ==========
Weighted Average Shares
   Outstanding                       28,996,792   26,081,024
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

                                  TERRA SYSTEMS, INC. AND SUBSIDIARY
                                    (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                  From Inception
                                                                                      of the
                                                For the Three Months Ended       Development Stage
                                                         March 31,             on February 17, 1996
                                               -----------------------------          Through
                                                    2005           2004           March 31, 2005
                                               -------------   -------------   --------------------
Cash Flows from Operating Activities:
     Net income (loss)                         $      21,774   $    (112,166)   $      (11,269,563)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                   1,689           1,690               783,161
       Gain from debt relief                               -               -               (64,284)
       Loss on sale of investment securities               -                                99,000
       (Gain) Loss on disposal of assets            (153,027)              -               139,000
       Stock compensation                             72,900               -             3,490,745
       Write off of stock subscription                     -               -                22,750
       Common stock issued for financing fees          5,000               -                27,135
     Changes in current assets and liabilities:
     Other current assets                                  -               -                     -
       Checks drawn in excess of cash in bank              -             689                     -
       Accounts payable                             (127,000)            499               735,191
       Accounts payable - related party              (10,000)          7,500               533,330
       Accrued liabilities                            27,233          82,297             1,406,505
       Accrued legal settlement expense              (67,460)              -                60,967
       Accrued interest payable                        6,123          15,871               500,484
                                               -------------   -------------   --------------------
     Net Cash Used in Operating Activities          (222,768)         (3,620)           (3,535,579)
                                               -------------   -------------   --------------------

Cash Flows from Investing Activities:
     Purchase of equipment                                 -            (956)             (770,528)
     Advances to related party                        (1,500)              -                (1,500)
     Organization costs paid                               -               -                (4,755)
     Proceeds from sale of assets                    250,000               -               367,715
                                               -------------   -------------   --------------------
     Net Cash Provided by (Used in)
      Investing Activities                           248,500            (956)             (409,068)
                                               -------------   -------------   --------------------

Cash Flows from Financing Activities:
     Proceeds from borrowings - stockholders               -               -               870,111
     Payments on borrowings - stockholders           (15,980)              -              (165,730)
     Proceeds from stock issuance and
      subscriptions                                  360,000               -             3,804,172
     Payments on capital leases                            -               -              (185,640)
                                               -------------   -------------   --------------------
     Net Cash Provided by Financing
      Activities                                     344,020              -             4,322,913
                                               -------------   -------------   --------------------

Net Increase (Decrease) in Cash                      369,752          (4,576)              378,266

Cash at Beginning of Year                              8,514           4,576                    -
                                               -------------   -------------   --------------------

Cash at End of Year                            $     378,266   $           -    $          378,266
                                               =============   =============   ====================

Supplemental Cash Flow Information:
     Cash paid for interest                    $       9,020   $           -
Non Cash Investing and Financing Activities:
     Conversion of liabilities to equity       $     100,000   $           -


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

         The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2004. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2005.

NOTE 2 - BUSINESS CONDITION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three-month period ended March 31, 2005, the Company incurred net income of $21,774. During the three-month period ended March 31, 2004, the Company incurred a net loss of $112,116. As of March 31, 2005, the Company's losses accumulated from inception totaled $11,269,563. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

NOTE 3 - EARNINGS (LOSS) PER COMMON SHARE

         Basic  earnings  (loss) per share is computed  by  dividing  net income
(loss) applicable to common shareholders by the weighted-average number of shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock except for those that are anti-dilutive. The computation of earnings (loss) per share for the three months ended March 31, 2005 and 2004 is as follows:

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                    For the Three Months Ended
                                                            March 31,
                                                        2005            2004
--------------------------------------------------------------------------------
Net income (loss)                                   $    21,774   $    (112,166)
--------------------------------------------------------------------------------
Basic Weighted-Average Common Shares Outstanding     28,996,792      26,081,024
Effect of dilutive securities
Stock options                                         1,593,496               -
--------------------------------------------------------------------------------
Diluted Weighted-Average Common Shares Outstanding   30,590,288      26,081,024
--------------------------------------------------------------------------------
Basic Income Per Common Share
Net income                                                 0.00           (0.00)
Diluted Income Per Common Share
Net Income                                                 0.00           (0.00)
--------------------------------------------------------------------------------

For the three months ending March 31, 2004, the Company had 2,000,000 stock options that that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

NOTE 4 - RELATED PARTY TRANSACTIONS

         Certain officers and shareholders of the Company have from time to time settled operating expenses on behalf of the Company. As of March 31, 2005, the Company issued common stock and cash in satisfaction of its obligations worth $20,000, resulting in payables to related parties of $122,445. All amounts are due on demand and bear no interest.

         During 2005, the Company has made $15,980 in cash payments related to these notes. These notes bear interest at 10% and are currently due. As of March 31, 2005, the amount due under these notes payable was $609,287. During the three months ended March 31, 2005, the Company accrued interest on the notes of $15,143. During the three months ended March 31, 2005, the Company made cash payments and common stock settlements of $9,020 related to these notes. As of March 31, 2005, the accrued interest due was $465,484.

NOTE 5 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash - During the three months ended March 31, 2005, the Company issued 3,475,000 shares of common stock for proceeds of $360,000 or at prices ranging from $0.10 to $0.20 per share.

         Common Stock Issued for Services - During the three months ended March 31, 2005, the Company issued 90,000 shares of common stock for services rendered of $72,900 or at a price of $0.81 per share.

         Common Stock Issued for Financing Fees - During the three months ended March 31, 2005, the Company issued 16,667 chares of common stock for financing fees of $5,000 or at a price of $0.30 per share.

         Common Stock Issued for Liabilities - During the three months ended March 31, 2005, the Company issued 333,333 shares of common stock for satisfaction of liabilities of $100,000 or at a price of $0.30 per share.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - CONTINGENCIES

         In 2002, the Company and certain officers and directors of the Company received notice from a litigant's legal counsel of threatened litigation. The litigant contended that certain current officers and directors held and sold a number of Xullux shares that were free trading prior to the merger of Xullux and Terra Systems. The alleged sale may have impacted the value of the litigant's Terra Systems restricted publicly issued shares in the company. The litigant claimed that the defendant's ownership and alleged sale of Xullux stock was not disclosed to him at or during the time he contributed certain assets and other equipment to Terra Systems in exchange for the Terra Systems restricted stock. The litigant sought to return 125,000 shares to Terra Systems for value and sought other monetary and punitive damages in an amount of not less than $1,500,000 including additional costs and attorney's fees.

         In June 2003, the Company entered into a Settlement Agreement and Mutual Release of All Claims. Terms of the agreement were to issue 200,000 shares of restricted stock to the plaintiff valued at $26,000 or $0.13 per share and would be deducted from amounts owed by the Company to a former officer. In addition to the stock, another officer deeded to the plaintiff one-half interest in an industrial building that was personally owned by the officer. The value of the one-half interest was determined to be $150,000. The Company agreed to reimburse the officer $150,000 for the interest given up, which was settled by December 31, 2005 through cash payments of $105,033 and the issuance of common stock valued at $44,967. The Company also executed a note to the plaintiff for the amount of $22,000, which was due on October 1, 2003. If the note was not paid by October 1, 2003 it would go into default and the Company would owe $35,000. The Company defaulted on the original note and $35,000 was paid in March 2005.

         On August 7, 2003, a former employee filed suit for alleged back wages and other claims. On January 18, 2005 a settlement agreement was signed. The settlement agreement included issuance of 900,000 shares of common stock valued at $270,000 and a release of claims by both parties.

         In March 2006, a former employee of the Company filed suit for back wages. On April 21, 2006, the suit was settled. The settlement agreement included three payments of $10,000 each to be paid May 1, 2006, September 1, 2006, and December 1, 2006. The first payment of $10,000 was made on May 1, 2006. These amounts were accrued by the Company at December 31, 2005.

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

         NOTE: This Quarterly Report for the period ended March 31, 2005, was prepared in July and August 2006 in connection with the Company's efforts to become current in its public reporting.

General

         Terra Systems was incorporated in Utah on February 17, 1996, and is a development-stage company. Our primary business is the development and commercialization of our patented pneumatic accelerator. This device is a gas linear particle accelerator that conveys and processes bulk materials at high velocity in a particle isolate state, using air as the medium of movement. The traditional and more costly medium for processing bulk materials is water. Our technology operates efficiently at ambient temperatures and at low pressures and does not use water. We believe that most if not all organic and inorganic bulk materials used in basic industries (such as coal, gypsum, black sands, corn, rice, and wheat) can be more economically separated and classified by our dry-process technology. This capability facilitates a number of associated procedures, including: drying, micropulverizing, mixing, forming, conveying, and loading. In addition, bulk materials can be beneficiated in important ways including moisture reduction, ash reduction, Btu enhancement, and electro-customization. Our system can perform multiple tasks, needs less maintenance, requires no chemical additives, and can improve the surrounding environmental quality.

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

Results of Operations

Three months ended March 31, 2005, compared to the three months ended March 31, 2004:

         From inception through March 31, 2005, we have incurred losses totaling $11,269,563 and generated revenues of $572,245 from operations. During the three months ended March 31, 2005, we had sales revenues of $0. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities.

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

         Our net income for the three months ended March 31, 2005, was approximately $21,774, compared to a net loss for the three months ended March 31, 2004, of approximately $112,166. The net income was attributable to the sale of fixed assets. Our expenses for the three months ended March 31, 2005, were approximately $131,253 of which approximately 83% were general and administrative. Our expenses for the three months ended March 31, 2004, were approximately $112,166, of which approximately 58% were general and administrative. For the three months ended March 31, 2005, depreciation and amortization expense was $1,689 compared to depreciation and amortization expense of $1,689 for the three months ended March 31, 2004.

         Since inception, we have realized minimal revenues while incurring normal fixed overhead and debt service costs. This operating trend is projected to continue for at least the remaining period of fiscal 2005.

Future Business

         We see opportunities for our technology and business in an array of large industries, including power generation, agriculture, mining, environmental, construction, ceramics, and materials transportation. We anticipate that we will generate revenues through the sale of our proprietary equipment, fees, royalties, and profit sharing from licensing of our technology.

Liquidity and Capital Resources

         Given our current negative cash flows, it will be difficult for Terra Systems to continue as a going concern. While the issuance of a patent should allow us to more aggressively pursue revenue, and cash generating contracts and opportunities, it may be necessary to raise additional funds or reduce cash expenditures. Funds could be generated through the issuance of additional stock or through the sale of existing plant and office equipment. Cash expenditures could be eased through a reduction in overhead costs, including but not limited to labor and associated employee benefits

         As mentioned in our audited financial statements included with our annual report on Form 10-KSB, for the year ended December 31, 2004, our audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. Our product line is limited and it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If additional financing cannot be obtained, we may be required to scale back or discontinue operations. Even if additional financing is available there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will result in immediate and possible substantial dilution to existing shareholders.

Item 3.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures.

         The Company maintains a set of disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) or 15d-15(e)) designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and a consultant performing services for the Company commonly performed by a chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

         Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and a consultant performing services for the Company commonly performed by a chief financial officer concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

         The Company was advised by Hansen, Barnett & Maxwell, the Company's independent registered public accounting firm, that during their performance of audit procedures for fiscal year 2005 Hansen, Barnett & Maxwell identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company's internal control over financial reporting.

         This deficiency consisted primarily of inadequate staffing and supervision that led to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents it from being able to employ sufficient resources to enable the Company to have adequate segregation of duties within its internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Certifications of the Chief Executive Officer and the consultant performing services for the Company commonly performed by a chief financial officer regarding, among other items, disclosure controls and procedures are included immediately after the signature section of this Form 10-QSB.

         Changes in Internal Controls.

         In order to address the deficiency of inadequate staffing and supervision, management has implemented tighter cash flow controls and set-up a centralized computer system to maintain the accounting records. Management will continue to monitor and review these remediation efforts.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In 2002, the Company and certain officers and directors of the Company received notice from a litigant's legal counsel of threatened litigation. The litigant contended that certain current officers and directors held and sold a number of Xullux shares that were free trading prior to the merger of Xullux and Terra Systems. The alleged sale may have impacted the value of the litigant's

Terra Systems restricted publicly issued shares in the company. The litigant claimed that the defendant's ownership and alleged sale of Xullux stock was not disclosed to him at or during the time he contributed certain assets and other equipment to Terra Systems in exchange for the Terra Systems restricted stock. The litigant sought to return 125,000 shares to Terra Systems for value and sought other monetary and punitive damages in an amount of not less than $1,500,000 including additional costs and attorney's fees.

         In June 2003, the Company entered into a Settlement Agreement and Mutual Release of All Claims. Terms of the agreement were to issue 200,000 shares of restricted stock to the plaintiff valued at $26,000 or $0.13 per share and would be deducted from amounts owed by the Company to a former officer. In addition to the stock, another officer deeded to the plaintiff one-half interest in an industrial building that was personally owned by the officer. The value of the one-half interest was determined to be $150,000. The Company agreed to reimburse the officer $150,000 for the interest given up, which was settled by December 31, 2005 through cash payments of $105,033 and the issuance of common stock valued at $44,967. The Company also executed a note to the plaintiff for the amount of $22,000, which was due on October 1, 2003. If the note was not paid by October 1, 2003 it would go into default and the Company would owe $35,000. The Company defaulted on the original note and $35,000 was paid in March 2005.

         On August 7, 2003, a former employee filed suit for alleged back wages and other claims. On January 18, 2005 a settlement agreement was signed. The settlement agreement included issuance of 900,000 shares of common stock valued at $270,000 and a release of claims by both parties.

         In March 2006, a former employee of the Company filed suit for back wages. On April 21, 2006, the suit was settled. The settlement agreement included three payments of $10,000 each to be paid May 1, 2006, September 1, 2006, and December 1, 2006. The first payment of $10,000 was made on May 1, 2006. These amounts were accrued by the Company at December 31, 2005.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended March 31, 2005, the Company issued 3,350,000 shares of common stock for proceeds of $335,0000 at a price of $0.10 per share; 125,000 shares of common stock for proceeds of $25,000 at a price of $0.25 per share; 90,000 shares of common stock for services rendered valued at $72,900 or $0.81 per share; 333,333 shares of common stock for satisfaction of liabilities of $100,000 or $0.30 per share; and 16,667 shares of common stock for financing fees of $5,000 at a price of $0.30 per share.

         The sales of shares to the buyers were made in reliance on Section 4(2) of the 1933 Act, and rules and regulations promulgated thereunder, as a transaction not involving any public offering. No advertising or general solicitation was employed in the issuance of the securities.

Item 3.  Defaults on Senior Securities

         None

Item 4.  Other Information

         As noted above, this Quarterly Report was prepared during July and August 2006, in connection with the Company's efforts to become current in its periodic reporting.

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

              Date: August 24, 2006


              By:  /s/ Mark Faerber
                  ----------------------------------
                  Mark Faerber
                  Consultant  performing  certain   services  for   the  Company
                  commonly performed by a Chief Financial Officer

              Date: August 24, 2006

--------------------------------------------------------------------------------