Form 10QSB
period 2005-06-30
TERRA SYSTEMS CORP
filed 2006-08-25
CIK 1027876

================================================================================

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended June 30, 2005

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

                                 (801) 208-1289
                                 ---------------
              (Registrant's telephone number, including area code)

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

Class Common Stock, $0.001 par value Outstanding as of July 31, 2006: 42,372,856

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes  X  No
                                 ---     ---

                               Terra Systems, Inc.

                                   Form 10-QSB
                      For The Quarter Ending June 30, 2005


Part I. Financial Information                                               Page
                                                                            ----

         Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets as of
                      June 30, 2005, and December 31, 2004 (Unaudited)        2

                    Condensed Consolidated Statements of Operations
                     for the Three and Six Months ended June 30, 2005
                     and 2004, and for the Cumulative Period February
                     17, 1996 (Date of Inception) through June 30,
                     2005 (Unaudited)                                         3

                     Condensed Consolidated Statements of Cash Flows
                      for the Six Months ended June 30, 2005 and 2004
                      and for the Cumulative Period February 17, 1996
                      (Date of Inception) through June 30, 2005
                      (Unaudited)                                             4

                    Notes to the Unaudited Condensed Consolidated
                      Financial Statements                                    5

         Item 2.    Management's Discussion and Plan of Operation             9

         Item 3.    Controls and Procedures                                  11


Part II. Other Information

         Item 1.    Legal Proceedings                                        12

         Item 2.    Unregistered Sales of Equity Securities
                      and Use of Proceeds                                    13

         Item 3.    Defaults on Senior Securities                            13

         Item 4.    Other Information                                        13

         Item 5.    Exhibits                                                 13

         Signatures                                                          14

PART 1. FINANCIAL INFORMATION

Item I. Financial Statements


                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                     June 30,      December 31,
                                                       2005            2004
                                                 --------------   --------------
Current Assets
     Cash                                        $       42,656   $       8,514
     Related party receivables                          290,328   $           -
                                                 --------------   --------------
         Total Current Assets                           332,984           8,514
                                                 --------------   --------------

Property and Equipment
     Land                                                10,500          27,102
     Furniture and equipment                            453,912         492,633
     Office Building                                          -          40,138
     Software                                            10,380          10,380
     Less:  Accumulated depreciation                   (462,363)       (471,590)
                                                 --------------   --------------
         Net Property and Equipment                      12,429          98,663
                                                 --------------   --------------

Total Assets                                     $      345,413   $     107,177
                                                 ==============   ==============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                            $      301,116   $     643,934
     Accounts payable to related party                  122,445         142,445
     Accrued liabilities                                333,427       1,069,335
     Accrued interest payable                           282,221         459,361
     Legal settlements                                    4,000         128,427
     Notes payable to stockholders -
       current portion                                  609,287         625,267
                                                 --------------   -------------
         Total Current Liabilities                    1,652,496       3,068,769
                                                 --------------   --------------

Stockholders' Deficit
     Common stock - $0.001 par value;
      100,000,000 shares authorized;
      38,018,459 And 28,433,459 shares
      issued and outstanding,
      respectively                                       38,018          28,433
     Additional paid-in capital                      14,123,127       8,301,312
     Accumulated deficit                            (15,468,228)    (11,291,337)
                                                 --------------   --------------
         Total Stockholders' Deficit                 (1,307,083)     (2,961,592)
                                                 --------------   --------------

Total Liabilities and Stockholders' Deficit      $      345,413   $     107,177
                                                 ==============   ==============



     See accompanying notes to condensed consolidated financial statements.


                                          TERRA SYSTEMS, INC AND SUBSIDIARY
                                            (A Development Stage Company)
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)


                                                                                                   From Inception
                                                                                                       of the
                                           For the Three Months          For the Six Months       Development Stage
                                              Ended June 30,               Ended June 30,           on February 17,
                                        --------------------------   ---------------------------     1996 Through
                                            2005           2004          2005           2004        June 30, 2005
                                        ------------   -----------   -------------   -----------    --------------
Revenues                                $          -   $         -   $           -   $         -    $     572,245
Cost of Revenues                                   -             -               -             -          405,277
                                        ------------   -----------   -------------   -----------    --------------

     Gross Profit                                  -             -               -             -          166,968
                                        ------------   -----------   -------------   -----------    --------------

Expenses
     Research and development                    500        30,000             500        60,000        2,048,271
     General and administrative            4,183,247        86,905       4,292,668       151,506       11,902,085
     Depreciation and amortization               174         1,689           1,863         3,379          783,335
                                        ------------   -----------   -------------   -----------    --------------
         Total Operating Expenses         (4,183,921)     (118,594)     (4,295,031)     (214,885)     (14,566,723)
                                        ------------   -----------   -------------   -----------    --------------

         Loss from Operations             (4,183,921)     (118,594)     (4,295,031)     (214,885)     (14,566,723)
                                        ------------   -----------   -------------   -----------    --------------

Nonoperating Income/(Expenses)
     Interest expense                        (14,744)      (48,966)        (34,887)      (64,841)        (734,498)
     Interest income                               -             -               -             -            1,709
     Gain from relief of debt                      -             -               -             -           64,284
     Loss on sale of securities                    -             -               -             -          (99,000)
     Loss on sale of assets                        -             -         153,027             -         (134,000)
                                        ------------   -----------   -------------   -----------    --------------

     Net Nonoperating Expenses               (14,744)      (48,966)        118,140       (64,841)        (901,505)
                                        ------------   -----------   -------------   -----------    --------------

Net Loss                                $ (4,198,665)  $  (167,560)  $  (4,176,891)  $  (279,726)  $ (15,468,228)
                                        ============   ===========   =============   ===========   ===============

Basic and Diluted Loss
   Per Share                            $      (0.12)  $     (0.01)  $       (0.13)  $     (0.01)
                                        ============   ===========   =============   ===========

Weighted Average Shares
   Outstanding                            35,140,986    26,841,070      32,085,862    26,470,070
                                        ============   ===========   =============   ===========


                       See accompanying notes to condensed consolidated financial statements.


                                                          3


                                     TERRA SYSTEMS, INC AND SUBSIDIARY
                                       (A Development Stage Company)
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)


                                                                                     From Inception
                                                                                         of the
                                                       For the Six Months Ended     Development Stage
                                                               June 30,            on February 17, 1996
                                                    ------------------------------       Through
                                                         2005            2004         June 30, 2005
                                                    --------------   -------------  -------------------
Cash Flows from Operating Activities:
  Net income (loss)                                 $   (4,176,891)  $    (279,726)  $  (15,468,228)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                            1,863           3,379          783,335
    Gain from debt relief                                        -               -          (64,284)
    Loss on sale of investment securities                        -                           99,000
    (Gain) Loss on disposal of assets                     (153,027)              -          139,000
    Stock compensation                                   4,140,205         108,000        7,558,050
    Write off of stock subscription                              -               -           22,750
    Common stock issued for financing fees                   5,000          32,613           27,135
  Changes in current assets and liabilities:
    Accounts payable                                      (168,818)        (89,500)         693,373
    Accounts payable - related party                       (10,000)          7,980          533,330
    Accrued liabilities                                     63,314         167,797        1,442,586
    Accrued legal settlement expense                       (79,460)        (10,230)          48,967
    Accrued interest payable                                20,867          31,743          515,228
                                                    --------------   -------------   --------------

     Net Cash Used in Operating Activities                (356,947)        (27,944)      (3,669,758)
                                                    --------------   -------------   --------------

Cash Flows from Investing Activities:
     Purchase of equipment                                 (12,603)         (2,519)        (783,131)
     Advances to related party                            (290,328)              -         (290,328)
     Organization costs paid                                     -               -           (4,755)
     Proceeds from sale of assets                          250,000               -          367,715
                                                    --------------   -------------   --------------

     Net Cash Used in  Investing Activities                (52,931)         (2,519)        (710,499)
                                                    --------------   -------------   --------------

Cash Flows from Financing Activities:
     Proceeds from borrowings - stockholders                     -               -          870,111
     Payments on borrowings - stockholders                 (15,980)              -         (165,730)
     Proceeds from stock issuance and subscriptions        460,000          33,000        3,904,172
     Payments on capital leases                                  -               -         (185,640)
                                                    --------------   -------------   --------------

       Net Cash Provided by Financing Activities           444,020          33,000        4,422,913
                                                    --------------   -------------   --------------

Net Increase in Cash                                        34,142           2,537           42,656

Cash at Beginning of Year                                    8,514           4,576                -
                                                    --------------   -------------   --------------

Cash at End of Year                                 $       42,656   $       7,113   $       42,656
                                                    ==============   =============   ==============

Supplemental Cash Flow Information:
     Cash paid for interest                         $        9,020   $         486
Non Cash Investing and Financing Activities:
     Conversion of liabilities to equity            $    1,226,195   $     158,990


                  See accompanying notes to condensed consolidated financial statements.


                                                     4

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

NOTE 2 - BUSINESS CONDITION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six-month periods ended June 30, 2005 and 2004, the Company incurred net losses of $4,176,891 and $279,726, respectively. As of June 30, 2005, the Company's losses accumulated from inception totaled $15,468,228. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

NOTE 3 - BASIC AND DILUTED PER SHARE

         Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. As of and for the three and six months ended June 30, 2005 and 2004, there were 2,900,000 and 2,000,000 potentially issuable common shares respectively which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

NOTE 4 - RELATED PARTY TRANSACTIONS

         Certain officers and shareholders of the Company have from time to time settled operating expenses on behalf of the Company. As of June 30, 2005, the

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Company issued common stock and cash in satisfaction of its obligations worth $20,000, resulting in payables to related parties of $122,445. All amounts are due on demand and bear no interest.

         During 2005, the Company has made $15,980 in cash payments related to these notes. These notes bear interest at 10% and are currently due. As of June 30, 2005, the amount due under these notes payable was $609,287. During the six months ended June 30, 2005, the Company accrued interest on the notes of $29,888. During the six months ended June 30, 2005, the Company made cash payments and common stock settlements of $207,027 related to these notes. As of June 30, 2005, the accrued interest due was $282,221.

         During the three months ended June 30, 2005, the Company advanced certain shareholders and officers $290,328 for the purchase of land. These advances were due on demand had no interest commitment. These advances were settled subsequent to June 30, 2006 when the Company purchased the land for $100,000 in cash, forgiveness of the $290,328 in advances and the issuance of 1,133,860 shares of common stock valued at $1,036,584.

NOTE 5 - STOCK BASED COMPENSATION

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

         The Company has recorded compensation cost of $702,000 related to the issuance of stock options during the three and six months ended June 30, 2005. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three and six months ended June 30, 2005 and 2004.

                                   For the Three Months Ended       For the Six Months Ended
                                             June 30,                        June 30,
                                 ------------------------------   -----------------------------
                                      2005             2004            2005           2004
                                 --------------    ------------   --------------   ------------
Net loss                         $   (4,198,665)   $   (167,560)  $   (4,176,891)  $   (279,726)
Add:  Stock-based  employee
 compensation expense
 included in net loss                   702,000               -          702,000              -
Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based method
  for all awards                       (760,949)              -         (760,949)             -
                                 --------------    ------------   --------------   ------------
Pro forma net loss applicable
  to common shareholders         $   (4,257,614)   $   (167,560)  $   (4,235,840)  $   (279,726)
                                 ==============    ============   ==============   ============

Basic and diluted loss per
  common share as reported       $        (0.12)   $      (0.01)  $        (0.13)  $      (0.01)
                                 ==============    ============   ==============   ============

Basic and diluted loss per
  common share pro forma         $        (0.12)   $      (0.01)  $        (0.13)  $      (0.01)
                                 ==============    ============   ==============   ============


                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         The following are the weighted-average assumptions used for options granted during 2005:

             Risk free interest rate                        3.71%
             Expected life                                 3 Years
             Dividend yield                                   -
             Volatility                                     166%

         In December 2004, FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) revises FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of such awards (with limited exceptions). SFAS 123(R) is effective as of the first annual period beginning after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123(R) in fiscal 2006. The Company is currently evaluating the provisions of SFAS 123(R) and the effects of implementing SFAS 123(R).

NOTE 6 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash - During the six months ended June 30, 2005, the Company issued 3,775,000 shares of common stock for proceeds of $460,000 or at prices ranging from $0.10 to $0.30 per share.

         Common Stock Issued for Services - During the six months ended June 30, 2005, the Company issued 4,058,432 shares of common stock for services rendered of $3,438,205 or at prices ranging from $0.81 to $0.95 per share.

         Common Stock Issued for Financing Fees - During the six months ended June 30, 2005, the Company issued 16,667 chares of common stock for financing fees of $5,000 or at a price of $0.30 per share.

         Common Stock Issued for Settlement of Liabilities - During the six months ended June 30, 2005, the Company issued 1,734,901 shares of common stock for satisfaction of liabilities of $1,226,195 or at prices ranging from $0.30 to $0.85 per share.

NOTE 7 - CONTINGENCIES

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

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         NOTE: This Quarterly Report for the period ended June 30, 2005, was prepared in July and August 2006, in connection with the Company's efforts to become current in its public reporting.

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

Results of Operations

Six months ended June 30, 2005, compared to the six months ended June 30, 2004:

         From inception through June 30, 2005, we have incurred losses totaling $15,468,228 and generated revenues of $572,245 from operations. During the six months ended June 30, 2005, we had sales revenues of $0. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities.

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

         Our net loss for the six months ended June 30, 2005, was $4,176,891, compared to a net loss for the six months ended June 30, 2004, of $279,726. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the six months ended June 30, 2005, were approximately $4,329,918 of which approximately 99% were general and administrative expenses. The increase in general and administrative expenses during the six months ended June 30, 2005, was due to the issuance of 4,058,432 shares of common stock valued at $3,438,205 for services and financing fees. Also, during the six months ended June 30, 2005, the Company recognized $702,000 in expense relating to stock options granted during the period. Our expenses for the six months ended June 30, 2004, were approximately $279,726, of which approximately 54% were general and administrative. For the six months ended June 30, 2005, depreciation and amortization expense was $1,863, compared to depreciation and amortization expense of $3,379 for the six months ended June 30, 2004.

Three months ended June 30, 2005, compared to the three months ended June 30, 2004:

         Our net loss for the three months ended June 30, 2005, was $4,198,665, compared to a net loss for the three months ended June 30, 2004, of $167,560. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the three months ended June 30, 2005, were approximately $4,198,665 of which approximately 99% were general and administrative. The increase in general and administrative expenses during the three months ended June 30, 2005 was due to the issuance of 3,968,432 shares of common stock valued at $3,365,305 for services and financing fees. Also, during the three months ended June 30, 2005, the Company recognized $702,000 in expense relating to stock options granted during the period. Our expenses for the three months ended June 30, 2004 were approximately $167,560, of which approximately 52% were general and administrative. For the three months ended June 30, 2005, depreciation and amortization expense was $174, compared to depreciation and amortization expense of $1,689 for the three months ended June 30, 2004.

         Since inception, we have realized minimal revenues while incurring normal fixed overhead and debt service costs. This operating trend is projected to continue for at least the remaining period of fiscal 2006.

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

         The Company was advised by Hansen, Barnett & Maxwell, the Company's independent registered public accounting firm, that during their performance of audit procedures for fiscal year 2005, Hansen, Barnett & Maxwell identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended June 30, 2005, the Company issued 300,000 shares of common stock for proceeds of $100,000 at a price of $0.30 per share; 98,824 shares of common stock for satisfaction of liabilities of $84,000 or $0.85 per share; 1,320,744 shares of common stock for satisfaction of liabilities of $1,042,195 or $0.80 per share; 3,968,432 shares of common stock for services rendered valued at $3,365,305 or from $0.80 to $0.95 per share.

         The sales of shares to the buyers were made in reliance on Section 4(2) of the 1933 Act, and rules and regulations promulgated thereunder, as a transaction not involving any public offering. No advertising or general solicitation was employed in the issuance of the securities

Item 3.  Defaults on Senior Securities

         None

Item 4.  Other Information

         As noted above, this Quarterly Report was prepared in July and August 2006, in connection with the Company's efforts to become current in its periodic reporting.


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