Form 10QSB
period 2005-09-30
TERRA SYSTEMS CORP
filed 2006-08-25
CIK 1027876

================================================================================


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes  X  No
                                 ---     ---

                              Terra Systems, Inc.

                                   Form 10-QSB
                    For The Quarter Ending September 30, 2005

Part I. Financial Information Page

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of
                 September 30, 2005, and December 31, 2004
                 (Unaudited)                                                  2

               Condensed Consolidated Statements of
                 Operations for the Three and Nine Months
                 ended September 30, 2005, and 2004 and
                 for the Cumulative Period February 17,
                 1996 (Date of Inception) through
                 September 30, 2005 (Unaudited)                               3

               Condensed Consolidated Statements of Cash
                 Flows for the Nine Months ended September 30,
                 2005 and 2004 and for the Cumulative Period
                 February 17, 1996 (Date of Inception) through
                 September 30, 2005 (Unaudited)                               4

               Notes to the Unaudited Condensed Consolidated
                 Financial Statements                                         5

     Item 2.   Management's Discussion and Plan of Operation                  8

     Item 3.   Controls and Procedures                                       10

Part II. Other Information

     Item 1.   Legal Proceedings11

     Item 2.   Unregistered Sales of Equity Securities
                 and Use of Proceeds                                         11

     Item 3.   Defaults on Senior Securities                                 12

     Item 4.   Other Information12

     Item 5.   Exhibits                                                      12

     Signatures                                                              12

PART I. FINANCIAL INFORMATION

Item I. Financial Statements


                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                    September 30,   December 31,
                                                         2005           2004
                                                    -------------  -------------
Current Assets
     Cash                                           $     62,204   $      8,514
     Prepaid expenses                                     10,633              -
                                                    -------------  -------------
         Total Current Assets                             72,837          8,514
                                                    -------------  -------------

Property and Equipment
     Land                                                365,123         27,102
     Furniture and equipment                             487,257        492,633
     Office building                                           -         40,138
     Software                                             10,380         10,380
     Less:  Accumulated depreciation                    (463,464)      (471,590)
                                                    -------------  -------------
         Net Property and Equipment                      399,296         98,663
                                                    -------------  -------------

Total Assets                                        $    472,133   $    107,177
                                                    =============  =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                               $    309,188   $    643,934
     Accounts payable to related parties                 122,445        142,445
     Accrued liabilities                                 337,815      1,069,335
     Accrued interest payable to related
       parties                                           392,048        459,361
     Legal settlements                                         -        128,427
     Notes payable to stockholders - current
       portion                                           859,287        625,267
                                                    -------------  -------------
         Total Current Liabilities                     2,020,783      3,068,769
                                                    -------------  -------------

Stockholders' Deficit
     Common stock - $0.001 par value; 100,000,000
      shares authorized; 39,630,260 and 28,433,459
      shares issued and outstanding, respectively         39,630         28,433
     Additional paid-in capital                       15,322,481      8,301,312
     Accumulated deficit                             (16,910,761)   (11,291,337)
                                                    -------------  -------------
         Total Stockholders' Deficit                  (1,548,650)    (2,961,592)
                                                    -------------  -------------

Total Liabilities and Stockholders' Deficit         $    472,133   $    107,177
                                                    ============   =============


     See accompanying notes to condensed consolidated financial statements.


                                     TERRA SYSTEMS, INC AND SUBSIDIARY
                                       (A Development Stage Company)
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)




                                                                                        From Inception
                                                                                           of the
                                     For the Three Months       For the Nine Months    Development Stage
                                      Ended September 30,       Ended September 30,  on February 17, 1996
                                   --------------------------------------------------      Through
                                      2005          2004         2005        2004     September 30, 2005
                                   ------------  -----------  -----------  ---------- -------------------
Revenues                           $          -  $         -  $         -  $        -   $       572,245
Cost of Revenues                              -            -            -           -           405,277
                                   ------------  -----------  -----------  ----------   ---------------

     Gross Profit                             -            -            -           -           166,968
                                   ------------  -----------  -----------  ----------   ---------------

Expenses
     Research and development               725       30,510        1,225      90,510         2,048,996
     General and administrative       1,333,523       87,636    5,626,191     239,142        13,235,608
     Depreciation and amortization        1,101        1,689        2,964       5,067           784,436
                                   ------------  -----------  -----------  ----------   ---------------
         Total Operating Expenses     1,335,349      119,835    5,630,380     334,719        16,069,040
                                   ------------  -----------  -----------  ----------   ---------------

         Loss from Operations        (1,335,349)    (119,835)  (5,630,380)   (334,719)      (15,902,072)
                                   ------------  -----------  -----------  ----------   ---------------

Nonoperating Income/(Expenses)
     Other income                         2,643            -        2,643           -             2,643
     Interest expense                  (109,827)     (15,872)    (144,714)    (80,714)         (844,325)
     Interest income                          -            -            -           -             1,709
     Gain from relief of debt                 -            -            -           -            64,284
     Loss on sale of securities               -            -            -           -           (99,000)
     Gain (loss) on sale of assets            -            -      153,027           -          (134,000)
                                   ------------  -----------  -----------  ----------   ---------------

     Net Nonoperating Expenses         (107,184)     (15,872)      10,956     (80,714)       (1,008,689)
                                   ------------  -----------  -----------  ----------   ---------------

Net Loss                             (1,442,533)    (135,707)  (5,619,424)   (415,433)      (16,910,761)
                                   ============  ===========  ===========  ==========   ===============

Basic and Diluted Loss
   Per Share                       $      (0.04) $     (0.00) $     (0.16) $    (0.02)
                                   ============  ===========  ===========  ==========

Weighted Average Shares
   Outstanding                       38,840,573   27,378,272   34,354,849  26,920,429
                                   ============  ===========  ===========  ==========



                  See accompanying notes to condensed consolidated financial statements.





                                  TERRA SYSTEMS, INC AND SUBSIDIARY
                                    (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                                    From Inception
                                                                                        of the
                                                      For the Nine Months Ended    Development Stage
                                                            September 30,           on February 17,
                                                  ------------------------------     1996 Through
                                                       2005            2004       September 30, 2005
                                                  --------------    ------------  ------------------
Cash Flows from Operating Activities:
     Net loss                                     $   (5,619,424)   $   (415,433) $     (16,910,761)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                       2,964           5,068            784,436
       Gain from debt relief                                   -               -            (64,284)
       Loss on sale of investment securities                   -               -             99,000
       (Gain) Loss on disposal of assets                (153,027)              -            139,000
       Stock compensation                              5,241,171         169,365          8,659,016
       Write off of stock subscription                         -               -             22,750
       Common stock issued for financing fees              5,000          32,613             27,135
     Changes in current assets and liabilities:
       Prepaid expenses                                  (10,633)              -            (10,633)
       Accounts payable                                 (160,745)       (123,982)           701,446
       Accounts payable - related party                  (10,000)          7,980            533,330
       Accrued liabilities                                67,701         253,297          1,446,973
       Accrued legal settlement expense                  (83,460)        (10,230)            44,967
       Accrued interest payable                          130,694          47,615            625,055
                                                  --------------    ------------  -----------------
     Net Cash Provided by (Used in)
       Operating Activities                             (589,759)        (33,707)        (3,902,570)
                                                  --------------    ------------  -----------------

Cash Flows from Investing Activities:
     Purchase of equipment                              (110,243)         (2,519)          (880,771)
     Advances to related party                          (290,328)              -           (290,328)
     Organization costs paid                                   -               -             (4,755)
     Proceeds from sale of assets                        250,000               -            367,715
                                                  --------------    ------------  -----------------
     Net Cash Used in  Investing Activities             (150,571)         (2,519)          (808,139)
                                                  --------------    ------------  -----------------

Cash Flows from Financing Activities:
     Proceeds from borrowings - stockholders             250,000               -          1,120,111
     Payments on borrowings - stockholders               (15,980)              -           (165,730)
     Proceeds from stock issuance and
       subscriptions                                     560,000          33,000          4,004,172
     Payments on capital leases                                -               -           (185,640)
                                                  --------------    ------------  -----------------
     Net Cash Provided by Financing Activities           794,020          33,000          4,772,913
                                                  --------------    ------------  -----------------

Net Increase (Decrease) in Cash                           53,690          (3,226)            62,204

Cash at Beginning of Year                                  8,514           4,576                  -
                                                  --------------    ------------  -----------------

Cash at End of Year                               $       62,204    $      1,350  $          62,204
                                                  ==============    ============  =================

Supplemental Cash Flow Information:
     Cash paid for interest                       $        9,020    $        486
Non Cash Investing and Financing Activities:
     Conversion of liabilities to equity          $    1,226,195    $    158,990
     Settlement of related party advances
         through acquisition of land              $      290,328    $          -




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

NOTE 2 - BUSINESS CONDITION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine-month periods ended September 30, 2005 and 2004, the Company incurred net losses of $5,619,424 and $415,433, respectively. As of September 30, 2005, the Company's losses accumulated from inception totaled $16,910,761. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

NOTE 3 BASIC AND DILUTED PER SHARE

         Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. As of and for the three and nine months ended September 30, 2005 and 2004, there were 2,900,000 and 2,000,000 potentially issuable common shares respectively which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

NOTE 4 - RELATED PARTY TRANSACTIONS

         Certain officers and shareholders of the Company have from time to time settled operating expenses on behalf of the Company. As of September 30, 2005,

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


the Company issued common stock and cash in satisfaction of its obligations worth $20,000, resulting in payables to related parties of $122,445. All amounts are due on demand and bear no interest.

         The Company has notes payable to shareholders and officers. During 2005, the Company received proceeds from these individuals totaling $250,000. During 2005, the Company has made $15,980 in cash payments related to these notes. These notes bear interest at 10% and are currently due. As of September 30, 2005, the amount due under these notes payable was $859,287. As part of the proceeds received during 2005, the Company committed to issue 100,000 shares of common stock valued at $93,000 in financing incentives; however, the shares have yet to be issued and are included in accrued liabilities.

         During the nine months ended September 30, 2005, the Company accrued interest on the notes of $139,714 (which includes the common stock to be issued valued at $93,000). During the nine months ended September 30, 2005, the Company made cash payments and common stock settlements of $207,027 related to these notes. As of September 30, 2005, the accrued interest due was $392,048.


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

         The Company has recorded compensation cost of $702,000 related to the issuance of stock options during the three and nine months ended September 30, 2005. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three and nine months ended September 30, 2005 and 2004.

                                For the Three Months Ended     For the Nine Months Ended
                                      September 30,                  September 30,
                               ----------------------------  ------------------------------
                                     2005          2004          2005             2004
                               -------------   ------------  -------------   --------------
Net loss                       $  (1,442,533)  $   (135,707) $  (5,619,424)  $    (415,433)
Add:  Stock-based  employee
  compensation expense
  included in net loss                     -              -        702,000               -
Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based method
  for all awards                           -              -       (760,949)              -
                               -------------   ------------  ------------    --------------
Pro forma net loss applicable
  to common shareholders       $  (1,442,533)  $   (135,707) $  (5,678,373)  $    (415,433)
                               =============   ============  =============   ==============

Basic and diluted loss per
  common share as reported     $       (0.04)  $      (0.00) $       (0.16)  $       (0.02)
                               =============   ============  =============   ==============

Basic and diluted loss per
  common share pro forma       $       (0.04)  $      (0.00) $       (0.17)  $       (0.02)
                               =============   ============  =============   ==============

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

NOTE 6 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash - During the nine months ended September 30, 2005, the Company issued 4,175,000 shares of common stock for proceeds of $560,000 or at prices ranging from $0.10 to $0.30 per share.

         Common Stock Issued for Services - During the nine months ended September 30, 2005, the Company issued 4,316,373 shares of common stock for services rendered of $3,502,587 or at prices ranging from $0.80 to $0.95 per share.

         Common Stock Issued for Financing Fees - During the nine months ended September 30, 2005, the Company issued 16,667 chares of common stock for financing fees of $5,000 or at a price of $0.30 per share.

         Common Stock Issued for Liabilities - During the nine months ended September 30, 2005, the Company issued 1,734,901 shares of common stock for satisfaction of liabilities of $1,226,195 or at prices ranging from $0.30 to $0.85 per share.

         Common Stock Issued in Connection with Acquisition - In September 2005, the Company acquired the assets of Mountain Island Energy, LLC., an Idaho-based company (MIE) for $100,000 in cash, forgiveness of prior cash advances of $290,328 and the issuance of 1,133,860 shares of common stock valued at $1,036,584. At the time of the asset acquisition, MIE was not considered a business and consisted solely of land. The prior owners of MIE were all shareholders and officers of the Company. Therefore, the land was valued at the original owners' basis. The value paid for the assets of MIE in excess of historical cost is considered additional compensation to the original owners. The Company charged $1,036,584 as additional expense to the original owners.

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

         In September 2005 the Company entered into a lease agreement to rent 2,328 square feet of office space for a period of three years.

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

         NOTE: This Quarterly Report for the period ended September 30, 2005, was prepared in July and August 2006, in connection with the Company's efforts to become current in its public reporting.

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

Results of Operations

Nine months ended September 30, 2005, compared to nine months ended September 30, 2004:

         From inception through September 30, 2005, we have incurred losses totaling $16,910,761 and generated revenues of $572,245 from operations. During the nine months ended September 30, 2005, we had sales revenues of $0. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities.

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

         Our net loss for the nine months ended September 30, 2005, was $5,619,424, compared to a net loss for the nine months ended September 30, 2004, of $415,433. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the nine months ended September 30, 2005, were approximately $5,775,094 of which approximately 97% were general and administrative. The increase in general and administrative expenses during the nine months ended September 30, 2005, was due to the issuance of 5,286,900 shares of common stock valued at $4,544,171 for services and financing fees. Also, during the nine months ended September 30, 2005, the Company recognized $702,000 in expense relating to stock options granted during the period. Our expenses for the nine months ended September 30, 2004, were approximately $415,433, of which approximately 58% were general and administrative. For the nine months ended September 30, 2005, depreciation and amortization expense was $2,964, compared to depreciation and amortization expense of $5,067 for the nine months ended September 30, 2004.

Three months ended September 30, 2005, compared to three months ended September 30, 2004:

         Our net loss for the three months ended September 30, 2005, was $1,442,533, compared to a net loss for the three months ended September 30, 2004, of $135,707. The net loss was attributable to lower than expected revenues from sales of our products and services and higher research and development and general and administrative expenses. Our expenses for the three months ended September 30, 2005, were approximately $1,445,176 of which approximately 92% were general and administrative. The increase in general and administrative expenses during the three months ended September 30, 2005, was due to the issuance of 1,211,801 shares of common stock valued at $1,100,966 for services and financing fees. Our expenses for the three months ended September 30, 2004, were approximately $135,707, of which approximately 65% were general and administrative. For the three months ended September 30, 2005, the depreciation and amortization expense was $1,101, compared to depreciation and amortization expense of $1,689 for the three months ended September 30, 2004.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended September 30, 2005, the Company issued 400,000 shares of common stock for proceeds of $100,000 at a price of $0.25 per share; and 1,211,801 shares of common stock for services rendered valued at $1,100,966 or from $0.81 to $0.93 per share.

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