Form 10KSB
period 2005-12-31
TERRA SYSTEMS CORP
filed 2006-08-25
CIK 1027876

================================================================================


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For fiscal year ended December 31, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class: Common Stock, $0.001 par value Outstanding as of July 31, 2006:42,372,856

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes   X  No
                                 ---      ---

State issuer's revenue for the fiscal year ended December 31, 2005: $0

As of December 31, 2005, the registrant had 41,292,288 shares of common stock outstanding. The aggregate market value of the 30,898,586 shares of voting stock held by non-affiliates as of that date was approximately $ 19,775,095

As of July 31, 2006, when this report was prepared, the registrant had 42,372,856 shares of common stock outstanding. The aggregate market value of the 31,769,564 shares of voting stock held by non-affiliates as of that date was approximately $ 19,061,738.

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

         PART I

Item 1.  Description of Business

         Note: This Annual Report for the year ended December 31, 2005, was prepared in May through July 2006 in connection with the Company's efforts in becoming current in its periodic reporting.

         BUSINESS

         Business Overview

         The Company was formed as a Utah corporation on February 17, 1996, under the name Terra Systems, Inc., and is a development-stage company whose primary business purpose is the development and commercialization of a pneumatic conveyance system to handle materials in a bulk state.

         On May 1, 1996, we merged with Xullux, Inc., a Utah corporation. In the merger, our shareholders received 48,000,000 shares of Xullux common stock in exchange for their shares of Terra Systems common stock. Following the reorganization, Xullux changed its name to Terra Systems, Inc. In this report, reference to the terms "Terra Systems," "we," "us," "our," and "the Company" refer collectively to Terra Systems, Inc., and its predecessors, unless the context clearly indicates otherwise.

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

         Many of our components are pre-fabricated with final assembly occurring at the client's site. In most cases, we bill the client an hourly or daily rate for constructing a system that will vary in cost based on the customization involved for each client and their unique requirements. For example, some applications may require only product drying before going to an existing milling operation. Thus our equipment could provide simply the product drying service onsite.

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

         *        Coal
                  *        Reduce moisture
                  *        Reduce ash
                  *        Increased Btu value
                  * Micropulverize (80% of coal throughput ground down to 325 mesh)
                  *        Transport
                  *        Reclaim from gob piles

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

         We believe that we will be able to comply in all material respects with the laws and regulations governing the industry and those laws will not have a material effect on our operations. However, various federal and state agencies may propose new legislation that may adversely affect our business, financial condition and results of operations. We are not aware of any probable government regulations that may adversely affect our business.

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

         Employees

         As of December 31, 2005, we had three full-time employees, one part-time employee, and three consultants and advisors. There were no organized labor agreements or union agreements between Terra Systems, Inc. and our employees. We believe that relations with our employees have been and will continue to be good.

RISK FACTORS

         We have a history of losses and an accumulated deficit of approximately $17,778,583 as of December 31, 2005, and approximately $11,291,337 as of December 31, 2004. If we do not become profitable or maintain profitability in the future, we may not be able to continue to operate.

         We incurred net losses of approximately $17,778,583 for the period from February 1996 through December 31, 2005. We expect to continue to incur substantial net losses in the foreseeable future. If we do not become profitable within the time frame expected by investors, the market price of our common stock likely will decline. If we continue to incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. We do not know when or if we will become profitable. If we do achieve profitability, we may not sustain or increase profitability in the future. As a result, we may not be able to continue to operate.

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

         Our independent public accountants have issued their report dated July 21, 2006, that includes an explanatory paragraph stating that our deficit in working capital, negative cash flows from operations, shareholders deficit and recurring net losses raise substantial doubt about our ability to continue as a going concern. If we are not successful in generating additional sales, reducing expenses, or obtaining additional financing through this offering or otherwise, we may be required to scale back or discontinue operations, in which case our investors could lose all or substantially all of their investment.

         If we are to be competitive, we need to attract and retain key personnel. Our financial resources are limited, and it may be difficult to attract and retain personnel who are or would be instrumental to our success.

         Our future success depends significantly on the continued service of our senior management. The familiarity of these individuals with the industry makes them especially critical to our success. The loss of the services of one or more of our key employees could have a material adverse effect on our business. We do not currently have key man insurance on any of our employees, but we do anticipate obtaining that insurance in the future. Our future success also depends on our ability to attract and retain highly qualified design, technical, sales, marketing, customer service, and management personnel. Competition for these personnel is intense, and we cannot guarantee that we will be able to attract or retain a sufficient number of highly qualified employees in the future. The lack of qualified management personnel could limit our ability to grow our business and may limit our ability to effectively compete in our markets.

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

         The occurrence of any of these factors could result in the diminution or loss of our protected intellectual property, which could have a material adverse impact on our business.

         Our stock is considered a penny stock. Penny stocks are subject to special regulations, which may make them more difficult to trade on the open market.

         Our common stock is traded on the Pink Sheets under the ticker symbol "TSYI.pk." Securities in the Pink Sheets market are generally more difficult to trade than those on the NASDAQ National Market, the NASDAQ Small Cap Market or the major stock exchanges. In addition, accurate price quotations are more difficult to obtain. Additionally, our common stock is subject to special regulations governing the sale of penny stock.

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

Item 2.  Description of Property

         During 2005, our corporate headquarters moved from the Terra Systems, Inc., facility in Wellington, Utah, to offices in Midvale Utah. The office is located at 7001 South 900 East, Ste 260. Terra Systems, Inc. is renting approximately 2300 square feet of office space. The Company, through its wholly owned subsidiary, Mountain Island Energy, LLC, acquired 423 acres of land near Soda Springs, Idaho. The land is strategically located near existing industrial facilities and key infrastructure.

Item 3.  Legal Proceedings

         Litigation -- In 2002, the Company and certain officers and directors of the Company received notice from a litigant's legal counsel of threatened litigation. The litigant contended that certain then-current officers and directors held and sold a number of Xullux shares that were free trading prior to the merger of Xullux and Terra Systems, and that the alleged sale may have impacted the value of the litigant's Terra Systems restricted publicly issued shares in the company. The litigant claimed that the defendants' ownership and alleged sale of Xullux stock was not disclosed to him at or during the time he contributed certain assets and other equipment to Terra Systems in exchange for the Terra Systems restricted stock. The litigant sought to return 125,000 shares to Terra Systems for value and sought other monetary and punitive damages in an amount of not less than $1,500,000 including additional costs and attorney's fees.

         In June 2003, the Company entered into a Settlement Agreement and Mutual Release of All Claims pertaining to these claims. Terms of the agreement were to issue 200,000 shares of restricted stock to the plaintiff valued at $26,000 or $0.13 per share and would be deducted from amounts owed by the Company to a former officer. In addition to the stock, another officer deeded to the plaintiff one-half interest in an industrial building that was personally owned by the officer. The value of the one-half interest was determined to be $150,000. The Company agreed to reimburse the officer $150,000 for the interest given up which was settled by December 31, 2005, through cash payments of $105,033 and the issuance of common stock valued at $44,967. The Company also executed a note to the plaintiff for the amount of $22,000, which was due on October 1, 2003. If the note was not paid by October 1, 2003 it would go into default and the Company would owe $35,000. The Company defaulted on the original note and $35,000 was paid in March 2005.

         On August 7, 2003, a former employee filed suit for alleged back wages and other claims. On January 18, 2005 a settlement agreement was signed. The agreement included issuance of 900,000 shares of common stock valued at $270,000 and a release of claims by both parties.

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

         None.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Securities

         MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Market for Common Stock continued on the Pink Sheets under the symbol TSYI.PK

                                           High                       Low
2005
1st Quarter                                $2.05                      $0.30
2d Quarter                                 $1.01                      $0.65
3d Quarter                                 $1.02                      $0.81
4th Quarter                                $0.99                      $0.60

2004
1st Quarter                                $0.40                      $0.18
2d Quarter                                 $0.35                      $0.18
3d Quarter                                 $0.45                      $0.18
4th Quarter                                $0.40                      $0.24

2003
1st Quarter                                $0.21                      $0.07
2d Quarter                                 $0.30                      $0.09
3d Quarter                                 $0.29                      $0.15
4th Quarter                                $0.37                      $0.15


         The source of these high and low prices was the OTC Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

         The market price of the common stock is subject to significant fluctuations in response to variations in the our quarterly operating results, general trends in the market for our technologies, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On December 31, 2005, the closing bid price of the common stock as reported by the Pink Sheets was $0.64 per share.

         Holders

         As of December 31, 2005, there were approximately 280 shareholders of record of our common stock.

         Dividend Policy

         We have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future.

Sales of Unregistered Securities

         The following sets forth certain information for all securities we sold during the past three years without registration under the Securities Act.

2003

         During the twelve months ending December 31, 2003 the Company issued 175,000 shares of common stock at a price of $0.10 per share for proceeds of $17,500; 125,000 shares of common stock at a price of $0.20 per share for proceeds of $25,000; 314,287 share of common stock at a price of $0.14 per share or $44,000 for services; 10,000 shares of common stock at a price of $0.15 per share for services rendered; 100,000 shares of common stock at a price of $0.19 per share or $19,460 for services rendered; 882,141 shares of common stock valued at $0.28 per share or $247,000 for services rendered; 26,000 shares of common stock at a price of $0.20 per share or $5,200 for financing fees; 17,000 shares of common stock at a price of $0.17 per share for financing fess of $2,890; 73,500 shares of common stock valued at $0.18 per share or $13,230 for financing fees; 200,000 shares of common stock at a price of $0.18 per share for settlement of liabilities of $35,000; 1,326,216 shares of common stock at a price of $0.36 per share or $477,437 for the settlement of liabilities; 40,000 shares of common stock valued at $0.25 per share for settlement of a liability of $10,000.

2004

         During the twelve months ending December 31, 2004 the Company issued 120,000 shares of common stock at $0.14 per share for proceeds of $17,000; 84,210 shares of common stock at a price of $0.19 per share for proceeds of $ 16,000; 30,000 shares of common stock at $0.33 per share for proceeds of $10,000; 2,713 shares of common stock at a price of $0.30 per share for a financing fee of $814; 900,000 shares of common stock at $0.30 per share or $270,000 for legal settlement; 635,966 shares of common stock at a price of $0.25 per share for settlement of liabilities of $158,990; 375,000 shares of common stock at a price of $0.28 per share for services rendered valued at $108,000; 204,546 shares of common stock at $0.22 per share for services rendered valued at $ 61,365.

2005

         During the twelve months ending December 31, 2005, the Company issued 3,350,000 shares of common stock at $0.10 per share for proceeds of $335,000; 125,000 shares of common stock at a price of $0.20 per share for proceeds of $25,000; 700,000 shares of common stock at a price of $0.25 per share for proceeds of $175,000; 300,000 shares of common stock at a price of $0.33 per share for proceeds of $99,999; 60,000 shares of common stock at a price of $0.50 per share for proceeds of $30,000; 350,000 shares of common stock at a price of $0.30 per share or $105,000 for satisfaction of debt; 100,000 shares of common stock at a price of $0.85 per share or $85,000 for satisfaction of debt; 543,091 shares of common stock at a price of $0.75 per share or $407,318 for financing fees; 508,936 shares of common stock at a price of $0.75 per share or $381,702 for settlement of debt; 1,302,743 shares of common stock at a price of $0.80 per share or $1,042,194 for settlement of debt; 90,000 shares of common stock at a price of $0.81 per share or $72,900 for services rendered; 1,270,000 shares of common stock at a price of $0.95 per share or $1,206,500 for services rendered; 2,697,257 shares of common stock at a price of $0.80 per share or $2,157,806 for services rendered; 25,000 shares of common stock as a price of $0.86 per share or $21,500 for services rendered; 52,941 share of common stock at a price of $0.81 per share or $42,882 for services rendered; 50,001 shares of common stock at a price of $0.84 per share or $41,999 for services rendered; 200,000 shares of common stock at a price of $0.75 per share or $150,000 for services rendered; 878,048 shares of common stock at a price of $0.93 per share or $816,585 in connection with an acquisition ; 255,812 shares of common stock at a price of $0.86 per share or $220,000 in connection with an acquisition.

         The sales of shares to the buyers were made in reliance on Section 4(2) of the 1933 Act, and rules and regulations promulgated thereunder, as transactions not involving any public offering. No advertising or general solicitation was employed in the issuance of the securities.


Item 6.  Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Please Note: This report, including the following Management's Discussion and Analysis Section, for the year ended December 31, 2005, was prepared in May through July 2006, in connection with the Company's efforts to become current in its periodic reporting.

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

Results of Operations

12 months ended December 31, 2005 compared to 12 months ended December 31, 2004
-------------------------------------------------------------------------------

         From inception through December 31, 2005, we have incurred losses totaling $17,778,583 and generated revenues of $572,245 from operations. During the years ended December 31, 2005 and 2004, we had zero sales revenues respectively. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities.

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

         Our net loss for the year ended December 31, 2005 was approximately $6,487,246, compared to a net loss for the year ended December 31, 2004, of approximately $611,792. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the year ended December 31, 2005, were approximately $6,702,276, of which approximately 91% were general and administrative. The increase in general and administrative expenses in 2005 was due to the issuance of 6,062,150 shares of common stock valued at $5,137,490 for services, financing fees and an acquisition. Also, during 2005 the Company recognized $728,332 in expense relating to stock options granted during the year. Our expenses for the year ended December 31, 2004 were approximately $611,792, of which approximately 63% were general and
administrative.   For  the  year  ended  December  31,  2005,  depreciation  and amortization expense was $5,097 compared to depreciation and amortization expense of $6,757 for the year ended December 31, 2004.

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

         Liquidity and Capital Resources

         Given our current negative cash flows, it will be difficult for Terra Systems to continue as a going concern. While the issuance of a patent should allow us to pursue revenue and cash generating contracts and opportunities, it may be necessary to raise additional funds or reduce cash expenditures. Funds could be generated through the issuance of additional stock or through the sale of existing plant and office equipment. Cash expenditures could be eased through a reduction in overhead costs, including but not limited to labor and associated employee benefits.

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

Item 7.  Financial Statements

         Audited  financial   statements  for  the  twelve-month  period  ending
           December 31, 2005, are attached.

         Report of Independent Registered Public Accounting Firm             F-1

         Consolidated Balance Sheets- December 31, 2005 and 2004             F-2

         Consolidated Statements of Operations for the Years Ended
            December 31, 2005 and 2004 and for the Cumulative Period
            February 17, 1996 (Date of Inception), through
            December 31, 2005                                                F-3

         Consolidated Statement of Changes in Stockholders' Deficit
            for the Period February 17, 1996, through December 31,
            2005                                                             F-4

         Consolidated Statements of Cash Flows for the Years Ended
            December 31, 2005 and 2004, and for the Cumulative Period
            February 17, 1996 (Date of Inception), through December 31,
            2005                                                             F-7

         Notes to Consolidated Financial Statements                          F-8

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 8A.Controls and Procedures

         The Company maintains a set of disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) or 15d-15(e)) designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and Consultant performing services for the Company commonly performed by a chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

         Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and Consultant performing services for the Company commonly performed by a chief financial officer concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

         The Company was advised by Hansen, Barnett & Maxwell, the Company's independent registered public accounting firm that during their performance of audit procedures for fiscal year 2006, Hansen, Barnett & Maxwell identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company's internal control over financial reporting.

         This deficiency consisted primarily of inadequate staffing and supervision that led to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents it from being able to employ sufficient resources to enable the Company to have adequate segregation of duties within its internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In order to address the deficiency, management has implemented tighter cash flow controls and set-up a centralized computer system to maintain the accounting records.

         Certifications of the Chief Executive Officer and Consultant performing services for the Company commonly performed by a chief financial officer regarding, among other items, disclosure controls and procedures are included immediately after the signature section of this Form 10-KSB.

Item 8B. Other Information

         None.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons,
         Compliance with Section 16(a) of the Exchange Act

MANAGEMENT

         The following table sets forth information about our board of directors and management team as of December 31, 2005.



Name                       Age            Position
----                       ---            --------

Clayton D. Timothy         59             Chief Executive Officer and Director
George W. Ford             60             President and Director
L. Kent Harmon             51             Vice President and Director
Mitchell Hart              48             Vice President and Director
Robert Underwood           62             Director

         Clayton D Timothy, Director and Chief Executive Officer- Mr. Timothy has an Associates Degree in Mine Maintenance from the College of Eastern Utah. His career has evolved around coal mining, initially as a miner, subsequently as a foreman and in more recent years as entrepreneur and executive in the development and implementation of technological innovations in the field. In this span of experiences, he has considerable experience in handling industrial bulk materials. From 1990-1994, he was Executive Vice President of Environmental Technologies Group, Inc. (ETGP) of Lehi, Utah, which pioneered and implemented a patented technology, which agglomerated coal fines. The process became patented and qualified as a synthetic fuel, entitling it to Section 29 Investment Tax Credit status. ETGP was eventually renamed Covol Technologies, Inc., and more than two dozen plants were built to utilize the coal fines technology. From 1994 to 1996 he was Vice President of Industrial Management and Engineering, also in Lehi, UT. He was the founder of TSYI in 1996.

         George W. Ford, Director and President of Terra Systems, Inc. - Mr. Ford served as Principal Scientist/Vice President of Science and Technology for Headwaters, Inc., a publicly traded company (NYSE: HW), from June 1998 until joining Terra Systems, Inc., in May, 2005. He also served as Vice President of Research and Development of Headwaters from August 1993 through June 1998. Mr. Ford served as a director of Headwaters from August 1993 until resigning from the Board in February 1997 in favor of establishing an outside Board. From 1982 to 1993, Mr. Ford was employed at Ballard Medical Products, Inc., in research and development, principally in the biomedical field. He holds 27 national and international patents covering a wide variety of technologies. He has functioned as an independent consultant working on projects in computer programming, medical product device design and process polymer chemistry design for the energy industry. Mr. Ford is a member of the American Association for the Advancement of Science, and the Iron and Steel Society.

         L. Kent Harmon, Director and Vice President, Technical Development--Mr. Harmon has a broad background in the theory and practice of materials science. Immediately prior to joining TSYI, he was President of Metredyne Imaging Services, Buena Park, CA, a private company. Metredyne created and marketed diagnostic systems that quantified the extent of physical impairment caused by work-related injuries. Mr. Harmon was a founder of TSYI in 1996.

         Mitchell J. Hart, P.E., Director, Vice President, Operations of Terra Systems, Inc and President of Mountain Island Energy, LLC- Mr. Hart served as Senior Specialist/Project Manager for Monsanto Company from June, 1986 until joining Terra Systems, Inc., in June 2005. During that time, he managed large capital projects, directed permitting teams, and provided raw material technical support to Monsanto's plants in Soda Springs, Idaho, and Rock Springs, Wyoming. Prior to joining Monsanto, Mr. Hart worked as a Senior Mining Engineer for Shell Oil Company, developing new mining projects along the Gulf Coast, the hills of eastern Ohio and the Powder River Basin of Wyoming. He also worked underground coal in central Illinois for Turris Coal Company. He is a registered Professional Engineer and holds Professional Miner designation. Mr. Hart was granted certification as a Glass Production Technologist, a Refractories Manufacturing Technologist, and a Ceramic Manufacturing Technologist from the American Ceramic Society. Mr. Hart is the President of the Association of Idaho Cities (which represents 176 member cities in Idaho), serves as Secretary/Treasurer of the Southeast Idaho Council of Governments, and is in his third term as a member of the Soda Springs City Council. He previously served as a member of the Board of Trustees of Joint School District #150 in Soda Springs. He is a member of the Society of Mining Engineers, of AIME, and the National Mining Association.

         Robert  Underwood,  Director-  Mr.  Underwood has a BA in Economics and
Languages from Brigham Young University and an MBA in Finance from the University of Utah. Prior to becoming a Director of TSYI, he had a 28 year career in commercial banking. He rose to Vice President/Manager of First Security Bank of Utah, NA, in which he specialized in commercial lending and had responsibility for multi-million dollar loan portfolios. He also spent 11 years as an adjunct instructor of economics a Brigham Young University and the American Institute of Banking.

Compliance with Section 16(a) of the Exchange Act

         None of the Company's executive officers or directors filed Forms 5 for the year ended December 31, 2005. During the twelve months ending December 31, 2005 no securities were sold by executive officers or directors.

Code of Ethics

         The Company is in the process of adopting a code of ethics for our principal executive and financial officers. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 10. Executive Compensation

EXECUTIVE COMPENSATION

         This table provides summary information concerning compensation earned by or paid to our chief executive officer for services rendered in all capacities to us during fiscal year 2005.

         Summary Compensation Table

 Name and Principal                                     Bonus      All Other
     Position               Years    Salary ($)(1)       ($)    Compensation ($)
----------------------      -----    -------------      -----   ----------------
Clayton Timothy, Chief       2005      $ 92,500          $ 0      $ 234,000(2)
Executive Officer            2004        60,000            0              0
                             2003        60,000            0              0
----------------------      -----    -------------      -----   ----------------
L. Kent Harmon, Vice         2005      $ 22,500          $ 0      $ 234,000(2)
President                    2004        60,000            0              0
                             2003        60,000            0              0
----------------------      -----    -------------      -----   ----------------

     (1) Due to our limited revenues during the years 2003 and 2004, Mr. Timothy's salary has been accrued as a liability of the company. In May 2005 the Company issued common stock to Mr. Timothy to settle the accrued salary.
     (2) Value of options to purchase 300,000 shares of common stock.

         Stock Options Granted In 2005

         During 2005, the Company granted options to purchase an aggregate of 2,500,000 shares of common stock to five individuals, four of whom were officers of the Company, discussed below, and one of whom was a consultant. The options have an exercise price of $0.10 to $0.38 per share, and an expiration date through June 2012.

         Clayton Timothy, Chief Executive Officer of the Company received 300,000 of the options described in the preceding paragraph. George W. Ford, President, of the Company, received 800,000 of the options described in the preceding paragraph. Kent Harmon, Vice President of the Company, received 300,000 of the options described in the preceding paragraph. Mitchell J. Hart, Vice President of the Company, received 800,000 of the options described in the preceding paragraph. Robert Underwood, Director, received 300,000 of the options described in the preceding paragraph.

         Compensation of Directors

         Directors who also serve as executive officers do not receive any additional compensation for their services as directors. Non-employee directors are not paid an annual fee for services as board members.

         Employment Agreements

         During May 2005 the Company entered into Memorandum of Affiliations with three officers. Term of the affiliation will be for three years with a base pay of $120,000 for each officer. The affiliation stipulates that if there is early termination for any reason that the officers will receive full and usual benefits for up to 52 weeks.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information regarding beneficial ownership of our common stock as of December 31, 2005, by:

         * Each person or entity known to us to own beneficially more than 5% of our common stock;

         *       Each of the named executive officers;

         *       Each of our directors; and

         *       All executive officers and directors as a group.

         The following table assumes the applicable percentage ownership is based on 41,292,288 shares of common stock outstanding as of December 31, 2005 and 2,628,572 shares of common stock options.

         Beneficial ownership is determined based on the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are exercisable or exercisable within 60 days of the date of this report are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite that shareholder's name. Unless otherwise noted, the address of each beneficial owner listed below is c/o Terra Systems, 7001 South 900 East, Ste 260, Midvale, Utah 84047.


                                        Shares Beneficially     Percentage of
Shareholder                                    Owned              Ownership
---------------------------------       -------------------     -------------
Clayton Timothy
Chief Executive Officer, Director           4,576,465(1)            10.42%

George W. Ford
President, Director                          872,751(4)             1.99%

L. Kent Harmon
Vice President, Director                    3,350,000(1)            7.63%

Mitchell Hart
Vice President, Director                     397,751(4)             0.91%

Robert Underwood
Director                                    2,424,038(1)            5.52%

CHT Holding Trust(2)
3037 Soma Place
Costa Mesa, CA 92626                         2,505,000              5.70%

All Executive Officers and
Directors as A group
(5 individuals)                             11,621,005(3)            26.46%

(1)   Shares  beneficially  owned  include  options  to  purchase  up to 800,000 shares.
(2) Shares held by CHT Holding Trust, of which Howard Hucks is the trustee and Wayne Hansen and Valgene Blackburn are beneficiaries.
(3)   Shares  beneficially  owned  include  options to purchase up to  2,628,572 shares.
(4) Shares beneficially owned include options to purchase up to 114,286 shares.

Securities Authorized Under Equity Compensation Plans

         As of December 31, 2005, the Company had no equity compensation plans or option plans.

Item 12. Certain Relationships and Related Transactions

         None.

Item 13. Exhibits and Reports on Form 8-K

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

Item 14. Principal Accountant Fees and Services

         The Company paid no audit fees, audit-related fees, tax fees, or other fees to its accountants during the year ended December 31, 2005.

(1) AUDIT FEES

      Audit fees billed during 2005 were $45,000, which were paid during 2006.

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


Date: August 14, 2006

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

Date: August  14, 2006

/s/ George W. Ford
------------------------------------

Name: George W. Ford
      Director


/s/ Mitchell Hart
------------------------------------

Name: Mitchell Hart
      Director


/s/ Robert Underwood
------------------------------------

Name: Robert Underwood
      Director

/s/ L. Kent Harmon
------------------------------------

Name: L. Kent Harmon
      Director

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS






                           December 31, 2005 and 2004

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)


                                TABLE OF CONTENTS



   Report of Independent Registered Public Accounting Firm                  F-1

   Consolidated Balance Sheets - December 31, 2005 and 2004                 F-2

   Consolidated Statements of Operations for the Years Ended
      December 31, 2005 and 2004, and for the Cumulative Period
      February 17, 1996 (Date of Inception), through December 31, 2005      F-3

   Consolidated Statement of Changes in Stockholders' Deficit
      for the Period February 17, 1996 (Date of Inception), through
      December 31, 2005                                                     F-4

   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2005 and 2004, and for the Cumulative Period
      February 17, 1996 (Date of Inception), through December 31, 2005      F-7

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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Terra Systems, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Terra Systems, Inc. and Subsidiary (a development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004 and for the cumulative period from February 17, 1996 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Systems, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and for the period from February 17, 1996 through December 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses and negative cash flows from operations during each of the two years in the period ended December 31, 2005 and from inception through December 31, 2005. As of December 31, 2005, the Company had an accumulated deficit of $17,778,583 and negative working capital of $1,714,287. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                            HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
July 21, 2006

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                 December 31,      December 31,
                                                    2005              2004
                                                -------------      ------------

                                     ASSETS

Current Assets
     Cash                                       $     184,930      $      8,514
     Other current assets                               5,395                 -
                                                -------------      ------------
         Total Current Assets                         190,325             8,514
                                                -------------      ------------

Property and Equipment
     Land                                             378,126            27,102
     Furniture and equipment                          487,256           492,633
     Office building                                        -            40,138
     Software                                          10,380            10,380
     Less:  Accumulated depreciation                 (465,596)         (471,590)
                                                -------------      ------------
         Net Property and Equipment                   410,166            98,663
                                                -------------      ------------

Total Assets                                    $     600,491      $    107,177
                                                =============      ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                           $     427,502      $    643,934
     Accounts payable to related parties              122,445           142,445
     Accrued liabilities                              335,866         1,069,335
     Accrued interest to related parties              268,245           459,361
     Legal settlements                                      -           128,427
     Notes payable to stockholders                    750,554           625,267
                                                -------------      ------------
         Total Current Liabilities                  1,904,612         3,068,769
                                                -------------      ------------

Stockholders' Deficit
     Common stock - $0.001 par value;
       100,000,000 shares authorized;
       41,292,288 and 28,433,459 issued
       and outstanding, respectively                   41,292            28,433
     Additional paid-in capital                    16,433,170         8,301,312
     Accumulated deficit                          (17,778,583)      (11,291,337)
                                                -------------      ------------
         Total Stockholders' Deficit               (1,304,121)       (2,961,592)
                                                -------------      ------------

Total Liabilities and Stockholders' Deficit     $     600,491      $    107,177
                                                =============      ============




      See accompanying notes to condensed consolidated financial statements


                              TERRA SYSTEMS, INC. AND SUBSIDIARY
                                (A Development Stage Company)
                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            From Inception
                                                                               of the
                                                For the year ended        Development Stage
                                                    December 31,           on February 17,
                                        --------------------------------    1996 Through
                                              2005              2004      December 31, 2005
                                        ---------------   -------------- -------------------
Revenues                                $             -   $            -  $          572,245
Cost of Revenues                                      -                -  $          405,277
                                        ---------------   -------------- -------------------

     Gross Profit                                     -                -             166,968
                                        ---------------   -------------- -------------------

Operating Expenses
     Research and development                    16,225          120,510           2,063,996
     General and administrative               6,109,756          383,702          13,719,173
     Depreciation and amortization                5,097            6,757             786,569
                                        ---------------   -------------- -------------------
         Total Operating Expenses             6,131,078          510,969          16,569,738
                                        ---------------   -------------- -------------------

         Loss from Operations                (6,131,078)        (510,969)        (16,402,770)
                                        ---------------   -------------- -------------------

Nonoperating Income/(Expenses)
     Other income                                62,003                -              62,003
     Interest expense                          (571,198)        (100,823)         (1,270,809)
     Interest income                                  -                -               1,709
     Gain from settlement of debt                     -                -              64,284
     Loss on sale of securities                       -                -             (99,000)
     Gain (loss) on sale of assets              153,027                -            (134,000)
                                        ---------------   -------------- -------------------

     Net Nonoperating Expenses                 (356,168)        (100,823)         (1,375,813)
                                        ---------------   -------------- -------------------

Net Loss                                $    (6,487,246)  $     (611,792) $      (17,778,583)
                                        ===============   ============== ===================

Basic and Diluted Loss
   Per Share                            $         (0.18)  $        (0.02)
                                        ===============   ==============

Weighted Average Shares
   Outstanding                               35,726,714       26,592,287
                                        ===============   ==============





            See accompanying notes to condensed consolidated financial statements



                                                 TERRA SYSTEMS, INC. AND SUBSIDIARY
                                                    (A Development Stage Company)
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                                                                             Deficit
                                                                                                             Accumu-
                                                                                                             lated
                                                                                                             During
                                                                          Common                              the          Total
                                        Common Stock        Additional     Stock    Subscrip-   Deferred     Develop-      Stock-
                                   -----------------------    Paid-In    Subscrip-    tion       Compen-      ment        holders'
                                     Shares       Amount      Capital      tions    Receivable   sation       Stage       Deficit
                                   ------------   --------  -----------  ---------  ---------  ----------  -----------  -----------

Balance - February 17, 1996
 (Inception)                                  -   $      -  $        -   $       -  $       -  $        -  $         -            -
Shares issued to founders
  March 1996 -  $0.00 per share      48,000,000     48,000      (47,520)         -          -           -            -          480
Shares issued to acquire Xullux               -
  May 1996 - $0.00 per share          2,955,100      2,955       (2,955)         -          -           -            -            -
Common stock subscriptions
  July 1996 through September 1996            -          -            -    196,000          -           -            -      196,000
Shares issued for marketable
 securities
  September 1996 - $0.80 per share       19,000         19       15,181    174,800          -           -            -      190,000
Shares issued for cash
  September 1996 - $0.80  to $1.00
   per share                            706,500        707      667,793     10,000          -           -            -      678,500
  October 1996 - $0.80 per share        350,000        350      279,650          -          -           -            -      280,000
  November 1996 - $1.75 per share        12,000         12       20,988          -          -           -            -       21,000
  December 1996 - $1.75 to $2.00
   per share                             57,500         58      103,692          -          -           -            -      103,750
  January 1997 - $1.00 to $1.75 per
   share                                126,000        126      145,374          -          -           -            -      145,500
  February 1997 - $1.00 per share       100,000        100       99,900          -          -           -            -      100,000
  March 1997 - $1.75 per share           25,413         25       44,448          -          -           -            -       44,473
  April 1997 - $2.00 per share            7,500          8       14,992          -          -           -            -       15,000
  May 1997 - $1.00 per share            100,000        100       99,900          -          -           -            -      100,000
  June 1997 - $1.00 per share            90,000         90       89,910          -          -           -            -       90,000
  August 1997 - $0.50 to $1.00 per
   share                                 70,000         70       44,930          -          -           -            -       45,000
  October 1997 - $1.00 per share         25,000         25       24,975          -          -           -            -       25,000
  November 1997 - $0.72 to $0.80
   per share                            172,399        173      128,243          -          -           -            -      128,416
  December 1997 - $0.80 per share        84,375         84       67,416          -          -           -            -       67,500
  April 1998 - $0.50 to $0.73 per
   share                                239,502        240      146,671          -          -           -            -      146,911
  May 1998 - $0.75 to $0.80 per
   share                                 38,333         38       29,962          -          -           -            -       30,000
  June 1998 - $0.75 per share            30,146         30       22,579          -          -           -            -       22,609
  July 1998 - $0.36 to $0.73 per
   share                                236,846        237      119,368          -          -           -            -      119,605
  August 1998 - $0.50 per share          20,000         20        9,980          -          -           -            -       10,000
  November 1998 - $0.30 to $0.33
   per share                             78,000         78       24,772          -          -           -            -       24,850
  December 1998 - $0.32 to $0.33
   per share                             72,900         73       23,664          -          -           -            -       23,737
  January 1999 - $0.50 per share        100,000        100       49,900          -          -           -            -       50,000
  April 1999 - $0.25 per share           20,000         20        4,980          -          -           -            -        5,000
  May 1999 - $0.50 per share             20,000         20        9,980          -          -           -            -       10,000
  June 1999 - $0.50 per share           100,000        100       49,900          -          -           -            -       50,000
  July 1999 - $0.25 per share           200,000        200       50,260          -          -           -            -       50,460
  September 1999 - $0.40 and $0.50
   per share                            145,000        145       59,855          -          -           -            -       60,000
  October 1999 - $0.50 per share         60,000         60       29,940          -          -           -            -       30,000
  December 1999 - $0.50 per share        60,000         60       29,940          -          -           -            -       30,000
  January 2000 - $0.25 per share         12,000         12        2,988          -          -           -            -        3,000
  February 2000 - $0.25 per share        40,000         40        9,960          -          -           -            -       10,000
  March 2000 - $0.25 per share          139,340        140       34,696          -          -           -            -       34,836
  April 2000 - $0.30 per share           33,333         33        9,967          -          -           -            -       10,000
  July 2000 - $0.25 per share            32,000         32        7,968          -          -           -            -        8,000
  August 2000 - $0.25 per share         120,000        120       29,880          -          -           -            -       30,000
  January 2001 - $0.20 per share        100,000        100       19,900          -          -           -            -       20,000
  May 2001 - $0.20 to $0.25 per
   share                                150,000        150       30,350          -          -           -            -       30,500
  June 2001 - $0.25 per share            10,000         10        2,490          -          -           -            -        2,500
  July 2001 - $0.19 per share            32,000         32        6,014          -          -           -            -        6,046
  August 2001 - $0.10 per share         500,000        500       49,500          -          -           -            -       50,000
  November 2001 - $0.20 to $0.23
   per share                            680,434        680      139,320          -   (100,000)          -            -       40,000
  March 2002 - $0.15 per share           75,000         75       11,175          -          -           -            -       11,250
  July 2003 - $0.10 per share           175,000        175       17,325          -          -           -            -       17,500
  November 2003 - $0.20 per share       125,000        125       24,875          -          -           -            -       25,000
Shares issued in satisfaction of
 subscription agreements
  October - December 1996 $0.80 to
   $1.00 per share                      246,000        245      205,755   (206,000)         -           -            -            -
  December 1996 - $0.76 per share       231,000        231      174,569   (174,800)         -           -            -            -
Shares issued for current and
 future services
  May 1997 - $1.00 per share             75,000         75       74,850          -          -     (74,925)           -            -
  March 1998 - $1.13 per share          350,000        350      393,400          -          -    (393,750)           -            -
  March 1999 - $0.50 per share          106,286        106       53,083          -          -           -            -       53,189
  June 1999 - $0.50 per share            60,000         60       29,940          -          -           -            -       30,000
  September 1999 - $0.70 to $0.97
   per share                             63,000         63       49,257          -          -     (19,320)           -       30,000
  December 1999 - $0.60 per share        50,000         50       29,950          -          -           -            -       30,000
  March 2000 - $0.50 per share           60,000         60       29,940          -          -           -            -       30,000
  May 2000 - $0.48 per share             62,920         63       29,937          -          -           -            -       30,000
  July 2000 - $1.00 per share            15,000         15       14,985          -          -           -            -       15,000

                                See accompanying notes to condensed consolidated financial statements

                                                                 F-4

                                                 TERRA SYSTEMS, INC. AND SUBSIDIARY
                                                    (A Development Stage Company)
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                             (CONTINUED)
                                                                                                             Deficit
                                                                                                             Accumu-
                                                                                                             lated
                                                                                                             During
                                                                          Common                              the          Total
                                        Common Stock        Additional     Stock    Subscrip-   Deferred     Develop-      Stock-
                                   -----------------------    Paid-In    Subscrip-    tion       Compen-      ment        holders'
                                     Shares       Amount      Capital      tions    Receivable   sation       Stage       Deficit
                                   ------------   --------  -----------  ---------  ---------  ----------  -----------  -----------
  September 2000 - $0.25 per share      122,400        122       29,878          -          -           -            -       30,000
  October 2000 - $0.25 per share         75,000         75       18,675          -          -           -            -       18,750
  December 2000 - $0.39 per share        99,338         99       38,901          -          -           -            -       39,000
  January 2001 - $0.50 per share         12,500         13        6,238          -          -           -            -        6,251
  March 2001 - $0.50 per share           60,000         60       29,940          -          -           -            -       30,000
  June 2001 - $0.40 per share            97,500         98       38,902          -          -           -            -       39,000
  September 2001 - $0.20 per share      500,000        500       99,500          -          -           -            -      100,000
  October 2001 - $0.20 per share        530,000        530      105,470          -          -           -            -      106,000
  November 2001 - $0.15 per share       180,000        180       26,820          -          -           -            -       27,000
  July  2002- $0.18 to $0.19 per
   share                                504,529        505       92,195          -          -           -            -       92,700
  November 2002 - $0.16 to $0.17
   per share                            501,766        501       82,799          -          -           -            -       83,300
  March 2003 - $0.14 per share          314,287        314       43,686          -          -           -            -       44,000
  May 2003- $0.15 per share              10,000         10        1,490          -          -           -            -        1,500
  October 2003- $0.19 to $0.28 per
   share                                982,141        982      265,476          -          -           -            -      266,458
Shares issued for financing fees
  March 2003 - $0.17 to $0.20 per
   share                                 43,000         43        8,047          -          -           -            -        8,090
  July 2003 - $0.18 per share            31,500         32        5,639          -          -           -            -        5,671
  August 2003 - $0.18 per share           7,000          7        1,253          -          -           -            -        1,260
  September 2003 - $0.18 per share       10,000         10        1,790          -          -           -            -        1,800
  October 2003 - $0.18 per share         25,000         25        4,475          -          -           -            -        4,500
Shares issued for settlement of
 liabilities
  January 1999 - $0.25 per share        200,000        200       49,800          -          -           -            -       50,000
  February 2002- $0.51 per share         49,020         49       24,951          -          -           -            -       25,000
  June 2003 - $0.18 per share           200,000        200       34,800          -          -           -            -       35,000
  December 2003 - $0.36 per share     1,326,216      1,326      476,112          -          -           -            -      477,438
  November 2003 - $0.25 per share        40,000         40        9,960          -          -           -            -       10,000
Exercise of share rights
  May 2000 - $0.25 per share (cash)     400,000        400       99,600          -          -           -            -      100,000
  October 2000 - $0.25 per share
   (cash)                               300,000        300       59,700          -          -           -            -       60,000
  November 2000 - $0.20 per share
   (services)                           225,000        225       44,775          -          -           -            -       45,000
  December 2000 - $0.20 per share
   (cash)                                75,000         75       14,925          -          -           -            -       15,000
Exercise of stock options
  April 2000 - $0.20 per share
   (conversion of debt)                 500,000        500       99,500          -          -           -            -      100,000
  December 2000 - $0.20 per share
   (cash)                                25,000         25        4,975          -          -           -            -        5,000
  January 2001 - $0.20-$0.25 per
   share                                825,000        825      166,675          -          -           -            -      167,500
Share redemptions
  September 1996 - no consideration  (3,000,000)    (3,000)       3,000          -          -           -            -            -
  December 1996 - $0.001 per share  (36,775,000)   (36,775)           -          -          -           -            -      (36,775)
  December 1999 - $1.13 per share      (100,000)      (100)    (112,300)         -          -     112,400            -            -
  March 2000 - $1.13 per share          (50,000)       (50)     (56,150)         -          -      56,200            -            -
Payment on subscription receivable            -          -            -          -     51,250           -            -       51,250
Return of shares in satisfaction of
 subscription receivable               (130,000)      (130)     (25,870)         -     26,000           -            -            -
Write off subscription receivable
 balance                                      -          -            -          -     22,750           -            -       22,750
Compensation from grant of stock
 rights and options                           -          -    1,106,626          -          -           -            -    1,106,626
Consulting expense from grant of
 share right                                  -          -      818,500          -          -           -            -      818,500
Amortization of deferred
 compensation                                 -          -            -          -          -     319,395            -      319,395
Net loss from February 17, 1996
 through December 31, 2003                    -          -            -          -          -           -  (10,679,545)  10,679,545)
                                   ------------   --------  -----------  ---------  ---------  ----------  -----------  -----------

Balance, December 31, 2003           26,081,024     26,081    7,661,495          -          -           -  (10,679,545)  (2,991,969)

Shares issued for services
  April 2004 - $0.28 per share          375,000        375      107,625          -          -           -            -      108,000
  August 2004 - $0.22 per share         204,546        204       61,161          -          -           -            -       61,365
Shares issued in satisfaction of
 liabilities and interest
  May 2004 - $0.25 per share            635,966        635      158,355          -          -           -            -      158,990
  December 2004 - $0.30 per share       900,000        900      269,100          -          -           -      270,000
Shares issued for financing fees
  May 2004 - $0.30 per share              2,713          3          811          -          -           -            -          814
Shares issued for cash
  April 2004 - $0.14 per share           84,500         85       11,915          -          -           -            -       12,000
  June 2004 - $0.14 per share            35,500         36        4,964          -          -           -            -        5,000
  June 2004 - $0.19 per share            84,210         84       15,916          -          -           -            -       16,000
  December 2004 - $0.33 per share        30,000         30        9,970          -          -           -            -       10,000
Net loss for period                           -          -            -          -          -           -     (611,792)    (611,792)
                                   ------------   --------  -----------  ---------  ---------  ----------  -----------  -----------

Balance December 31, 2004            28,433,459     28,433    8,301,312          -          -           -  (11,291,337)  (2,961,592)

                                See accompanying notes to condensed consolidated financial statements

                                                                 F-5


                                                 TERRA SYSTEMS, INC. AND SUBSIDIARY
                                                    (A Development Stage Company)
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                             (CONTINUED)
                                                                                                             Deficit
                                                                                                             Accumu-
                                                                                                             lated
                                                                                                             During
                                                                          Common                              the          Total
                                        Common Stock        Additional     Stock    Subscrip-   Deferred     Develop-      Stock-
                                   -----------------------    Paid-In    Subscrip-    tion       Compen-      ment        holders'
                                     Shares       Amount      Capital      tions    Receivable   sation       Stage       Deficit
                                   ------------   --------  -----------  ---------  ---------  ----------  -----------  -----------
Shares issued for services
  April 2005 - $0.81 per share           90,000         90       72,810          -          -           -            -       72,900
  May 2005 - $0.95 per share          1,270,000      1,270    1,205,230          -          -           -            -    1,206,500
  May 2005 - $0.80 per share          2,697,257      2,697    2,155,109          -          -           -            -    2,157,806
  July 2005 - $0.86 per share            25,000         25       21,475          -          -           -            -       21,500
  July 2005 - $0.81 per share            52,941         53       42,829          -          -           -            -       42,882
  October 2005 - $0.84 per share         50,001         50       41,949          -          -           -            -       41,999
  December 2005 - $0.75 per share       200,000        200      149,800          -          -           -            -      150,000
Shares issued in satisfaction of
 liabilities and interest
  February 2005 - $0.30 per share       350,000        350      104,650          -          -           -            -      105,000
  April 2005 - $0.85 per share          100,000        100       84,900          -          -           -            -       85,000
  May 2005 - $0.80 per share          1,302,743      1,303    1,040,891          -          -           -            -    1,042,194
  December 2005 - $0.75 per share       508,936        509      381,193          -          -           -            -      381,702
Shares issued for financing fees
  December 2005 - $0.75 per share       543,091        543      406,775          -          -           -            -      407,318
Shares issued as part of land
 acquisition
  August  2005 - $0.93 per share        878,048        878      815,707          -          -           -            -      816,585
  August 2005 - $0.86 per share         255,812        256      219,744          -          -           -            -      220,000
Shares issued for cash
  February 2005 - $0.10 per share       100,000        100        9,900          -          -           -            -       10,000
  March 2005 - $0.10 per share        3,250,000      3,250      321,750          -          -           -            -      325,000
  March 2005 - $0.20 per share          125,000        125       24,875          -          -           -            -       25,000
  July 2005 - $0.25 per share           400,000        400       99,600          -          -           -            -      100,000
  October 2005 - $0.33 per share        300,000        300       99,699          -          -           -            -       99,999
  December 2005 - $0.25 per share       300,000        300       74,700          -          -           -            -       75,000
  December 2005 - $0.50 per share        60,000         60       29,940          -          -           -            -       30,000
Compensation relating to intrinsic
 value of stock options                       -          -      728,332          -          -           -            -      728,332
Nest loss for period                          -          -            -          -          -           -   (6,487,246)  (6,487,246)
                                   ------------   --------  -----------  ---------  ---------  ----------  -----------  -----------
Balance December 31, 2005            41,292,288   $ 41,292  $16,433,170  $       -  $       -  $        -  (17,778,583) $(1,304,121)
                                   ============   ========  ===========  =========  =========  ==========  ===========  ===========



                                See accompanying notes to condensed consolidated financial statements




                                      TERRA SYSTEMS, INC. AND SUBSIDIARY
                                        (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            From Inception
                                                                                                of the
                                                              For the Year Ended,          Development Stage
                                                                 December 31,               on February 17,
                                                       ---------------------------------     1996 Through
                                                            2005              2004         December 31, 2005
                                                       ---------------   ---------------   -----------------
Cash Flows from Operating Activities:
     Net loss                                          $   (6,487,246)   $     (611,792)   $    (17,778,583)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
      Depreciation and amortization                             5,097             6,757             786,569
      Gain from debt relief                                         -                 -             (64,284)
      Loss on sale of investment securities                         -                 -              99,000
      (Gain) Loss on disposal of assets                      (153,027)                -             139,000
      Stock compensation                                    5,458,504           169,365           8,876,349
      Write off of stock subscription                               -                 -              22,750
      Common stock issued for financing fees                  407,318               814             429,453
    Changes in current assets and liabilities:
    Other current assets                                       (5,395)                -              (5,395)
      Accounts payable                                        (41,432)           97,020             820,759
      Accounts payable - related party                        (10,000)           72,276             533,330
      Accrued liabilities                                      65,751           210,956           1,445,023
      Accrued legal settlement expense                        (83,460)          (38,230)             44,967
      Accrued interest payable                                154,860            60,226             649,221
                                                       ---------------   ---------------   -----------------

     Net Cash Used in Operating Activities                   (689,030)          (32,608)         (4,001,841)
                                                       ---------------   ---------------   -----------------

Cash Flows from Investing Activities:
     Purchase of equipment                                   (123,245)           (6,454)           (893,773)
     Advances to related party                               (290,328)                -            (290,328)
     Organization costs paid                                        -                 -              (4,755)
     Proceeds from sale of assets                             250,000                 -             367,715
                                                       ---------------   ---------------   -----------------

     Net Cash Used in  Investing Activities                  (163,573)           (6,454)           (821,141)
                                                       ---------------   ---------------   -----------------

Cash Flows from Financing Activities:
     Proceeds from borrowings - stockholders                  470,000                 -           1,340,111
     Payments on borrowings - stockholders                   (105,980)                -            (255,730)
     Proceeds from stock issuance and subscriptions           664,999            43,000           4,109,171
     Payments on capital leases                                     -                 -            (185,640)
                                                       ---------------   ---------------   -----------------

       Net Cash Provided by Financing Activities            1,029,019            43,000           5,007,912
                                                       ---------------   ---------------   -----------------

Net Increase in Cash                                          176,416             3,938             184,930

Cash at Beginning of Year                                       8,514             4,576                   -
                                                       ---------------   ---------------   -----------------

Cash at End of Year                                    $      184,930    $        8,514    $        184,930
                                                       ===============   ===============   =================

Supplemental Cash Flow Information:
     Cash paid for interest                            $        9,021    $        7,984
Non Cash Investing and Financing Activities:
     Conversion of liabilities to equity               $    1,613,896    $      428,990
     Settlement of related party advances
         through acquisition of land                   $      290,328    $            -


                    See accompanying notes to condensed consolidated financial statements

                                                        F-7

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization-- Terra Systems, Inc., was incorporated on February 17, 1996, pursuant to the laws of the State of Utah. It is a development-stage company whose primary business purpose is the development and commercialization of a pneumatic conveyance system to handle materials in a bulk state in industrial research and processing.

         Xullux, Inc., was incorporated under the laws of the state of Utah on November 4, 1983, under the name of Bunker Research, Inc. It changed its name to Diamond Resources, Inc. on May 15, 1984, and changed its name again to Xullux, Inc., on August 6, 1988. On May 1, 1996, Xullux, Inc. entered into a merger agreement with Terra Systems, Inc., whereby Terra Systems, Inc., was merged into a newly-formed subsidiary of Xullux, Inc., called Terra Merger Subsidiary, Inc. Following the reorganization, Xullux, Inc., changed its name to Terra Systems, Inc.

         In September 2005 the Company acquired the assets of Mountain Island Energy, LLC., an Idaho based company (MIE). At the time of the asset acquisition, MIE was not considered a business and consisted solely of land. The prior owners of MIE were all shareholders and officers of the Company. Therefore, the land was valued at the original owners' basis. See note 5 for details.

         Principles of Consolidation-- The consolidated financial statements include the accounts of Terra Systems, Inc., and its wholly owned subsidiary, Terra Merger Subsidiary, Inc. All intercompany transactions have been eliminated. The consolidated entities are collectively referred to herein as the "Company" or "Terra Systems."

         Use of Estimates-- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Basis of Presentation-- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the years ended December 31, 2005 and 2004, the Company received no revenue and incurred net losses of $6,487,246 and $611,792, respectively. As of December 31, 2005, the Company had a working capital deficit of $1,714,287. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Cash and Cash Equivalents-- For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments maturing in three months or less to be cash equivalents. At year end, the Company had cash deposits in excess of federally insured limits. The Company had an insured bank balance of $112,841 at December 31, 2005.

         Property and Equipment -- Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets that range from five to fifteen years. Depreciation expense for the years ended December 31, 2005 and 2004, was $5,097 and $6,757, respectively.

         Long-Lived Assets -- The carrying value of long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amounts. An impairment loss is recognized for the excess of the carrying amount over the fair value of the assets. Fair value is determined based on estimated discounted net future cash flows or other valuation techniques available in the circumstances. This analysis involves significant management judgment to evaluate the capacity of an asset to perform within projections. Based upon these analyses, no impairment losses were recognized in the accompanying financial statements.

         Financial Instruments -- The estimated fair value of financial instruments is not presented because, in management's opinion, there is no material difference between carrying amounts and estimated fair values of the financial instruments as presented in the accompanying balance sheets.

         Revenue Recognition -- The Company's revenues have come from providing research and development on behalf of another corporation. Revenue from research and development contracts is recognized on a cost reimbursement basis. As tests are performed and costs incurred, the Company recognizes the proceeds as revenue at the time of billing. All contracts are for specific research and development projects and are short term in nature.

         Basic and Diluted Loss Per Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. As of December 31, 2005 and 2004, there were 4,500,000 and 2,000,000 potentially issuable common shares, respectively, which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

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

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        For the Year Ended
                                                           December 31,
                                                     2005               2004
                                                  --------------   ------------
Net loss, as reported                             $   (6,487,246)  $   (611,792)
Add: Stock-based employee
  compensation expense included
  in reported net loss                                   728,332              -
Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based method
  for all awards                                        (811,852)             -
                                                  --------------   ------------
Pro forma net loss                                $   (6,570,766)  $   (611,792)
                                                  --------------   ------------

Basic and diluted loss per
  share, as reported                              $        (0.18)  $      (0.02)
                                                  --------------   ------------
Basic and diluted loss per
  share, pro forma                                $        (0.18)  $      (0.02)
                                                  --------------   ------------

         Recent Accounting Pronouncements-- In December 2004, FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) revises FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of such awards (with limited exceptions). SFAS 123(R) is effective as of the first annual period beginning after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123(R) on January 1, 2006. The Company is currently evaluating the provisions of SFAS 123(R) and estimates the effects of implementing SFAS 123(R) will be an additional compensation expense of $258,000 during the year ended December 31, 2006.

NOTE 2 - RELATED PARTY TRANSACTIONS

         Certain officers and shareholders of the Company have from time to time settled operating expenses on behalf of the Company. As of December 31, 2005 and 2004, the Company received additional advances of $0 and $32,500 and issued common stock and cash in satisfaction of its obligations worth $20,000 and $119,213, resulting in payables to related parties of $122,445 and $142,445, respectively. All amounts are due on demand and bear no interest.

         As further discussed in Note 4, the Company has notes payable to shareholders and officers. During 2005, the Company received proceeds from these individuals totaling $470,000. During the year ended December 31, 2005 the Company made $344,713 in payments related to these notes by paying $105,980 in cash and issuing common stock worth $238,733. As of December 31, 2005 and 2004, the amounts due were $750,554 and $625,267, respectively.

         During the years ended December 31, 2005 and 2004, the Company accrued interest on the notes of $154,860 (which includes the common stock to be issued valued at $93,000) and $60,266 respectively. During the year ended December 31, 2005 the Company made $345,976 in payments related to these notes through the issuance of common stock. As of December 31, 2005 and 2004, the amounts due were $268,245 and $459,361, respectively.

         As part of these notes payable during 2005, the Company issued 543,091 shares of common stock valued at $407,318 as further financing incentives. The Company also committed to issue 100,000 shares of common stock valued at $93,000

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


in financing incentives; however, the shares have yet to be issued and are included in accrued liabilities.

         See note 5 for stock issued to related parties as part of a land acquisition.

NOTE 3 - OPERATING LEASE OBLIGATION

         In September 2005 the Company entered into a lease agreement to rent 2,328 square feet of office space for a period of three years. The Company incurred $10,476 of rent expense under this lease during 2005. Minimum payments for the remaining term of the lease are as follows:


           Year Ended December 31,
                              2006          31,744
                              2007          32,688
                              2008          22,208
                                        -----------
                                            86,640
                                        ===========

NOTE 4-NOTES PAYABLE TO STOCKHOLDERS

         Notes payable to stockholders are as follows:

                                                                 December 31,
                                                               2005       2004
                                                             --------   --------
Notes payable to stockholders, interest rate at
 10% per annum payable monthly, notes are currently
 due                                                         $369,009   $607,742

Notes payable to stockholders, no stated interest;
 145,000 shares of common stock valued at $108,750
 was issued in lieu of interest, amounts are due on
 demand                                                       130,000          -

Note payable to stockholder; interest rate at 10% per
 annum payable monthly, 100,000 shares of common stock
 valued at $93,000 are accrued and to be issued as
 additional interest, note is due on demand                   250,000          -

Notes payable to stockholders for redemption of stock
 interest is 10% per annum payable monthly, due on
 demand                                                         1,545     17,525
                                                             --------   --------

Notes Payable to Stockholders                                $750,554   $625,267
                                                             ========   ========

NOTE 5 - STOCKHOLDERS' DEFICIT

Common Stock Issued for Cash -- During 2005, the Company issued 4,535,000 shares of common stock at prices ranging from $0.10 to $0.50 for proceeds of $664,999. During 2004, the Company issued 234,210 shares of common stock at prices ranging from $0.14 to $0.33 for proceeds of $43,000.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Common Stock Issued for Services -- During the years ended December 31, 2005 and 2004, the Company issued 4,385,199 and 579,546 shares, respectively, of common stock for consulting services. The common stock was valued at prices ranging from $0.22 to $0.95 per share. For the years ended December 31, 2005 and 2004, the Company charged $3,693,587 and $169,365 of consulting expense to operations, respectively. The shares were valued based on the fair value of the Company's common stock on the date of issuance.

         Common Stock Issued for Satisfaction of Debt - During the years ended December 31, 2005 and 2004, the Company issued 2,261,679 and 1,535,966 shares, respectively, of common stock for satisfaction of its obligations. The common stock was valued at prices ranging from $0.25 to $0.85 per share. For the year ended December 31, 2005, the Company relieved related party accrued interest of $345,976, accrued wages of $799,220, notes payable to shareholders of $238,733, legal settlements of $44,967, related party payables of $10,000 and accounts payable of $175,000. For the year ended December 31, 2004, the Company relieved accounts payable and interest $158,990 and accrued wages $270,000.

         Common Stock Issued for Financing Fees - During the years ended December 31, 2005 and 2004, the Company issued 543,091 and 2,713 shares of common stock for financing fees incurred during the period. The common stock was valued at prices ranging from $0.30 to $0.75 per share. For the years ended December 31, 2005 and 2004, the Company charged the $407,318 and $814 of finance fee to interest expense.

         Common Stock Issued in Connection with Acquisition - In September 2005 the Company acquired the assets of Mountain Island Energy, LLC., an Idaho based company (MIE) for $100,000 in cash, forgiveness of prior cash advances of $290,328 and the issuance of 1,133,860 shares of common stock valued at $1,036,585. At the time of the asset acquisition, MIE was not considered a business and consisted solely of land. The prior owners of MIE were all shareholders and officers of the Company. Therefore, the land was valued at the original owners' basis. The value paid for the assets of MIE in excess of historical cost is considered additional compensation to the original owners. The Company charged $1,136,585 as additional expense to the original owners.

NOTE 6 - STOCK OPTIONS

         Employee Grants --In May and November 2005, the Company granted 2,500,000 stock options to employees and directors of the Company. The options are exercisable at prices ranging from $0.10 to $0.38 per share, and vest through June 2012. The total intrinsic value of the options issued was $1,310,000, with the Company recognizing $728,332 of compensation expense during the year ended December 31, 2005.

         Outstanding Stock Options --A summary of stock option activity for the years ending December 31, 2005 and 2004 is as follows:

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Weighted
                                                                    Average
                                                                   Exercise
                                                   Options           Price
                                                 ------------      ---------
Balance, December 31, 2004                          2,000,000        $  0.10
  Granted                                                   -             -
  Expired                                                   -             -
                                                 ------------
Balance, December 31, 2004                          2,000,000        $  0.10
  Granted                                           2,500,000           0.28
  Expired                                                   -              -
                                                 ------------
Balance, December 31, 2005                          4,500,000        $  0.20
                                                 ============

Exercisable at December 31, 2005                    2,900,000        $  0.10
                                                 ============
Exercisable at December 31, 2004                    2,000,000        $  0.10
                                                 ============

Weighted average fair value of options
 granted during year ended:
  December 31, 2005                              $       0.79
                                                 ============
  December 31, 2004                              $          -
                                                 ============

         The pro forma fair value of the 2,500,000 options was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0%, expected volatility of 136%, risk-free rate of 4.2%, and expected life of options of 7.5 years

         A summary of stock option outstanding and exercisable as of December 31, 2005 follows:

                             Weighted average
                           ----------------------
                Number      Remaining                  Number       Weighted
Exercise     Outstanding    Contractual  Exercise   Exercisable      Average
 Prices     at 12/31/2005      Life       Price    at 12/31/2005  Exercise Price
--------- ---------------  ------------ ---------  -------------  --------------

  $ 0.10      2,900,000     1.11 years   $ 0.10      2,900,000         $ 0.10
  $ 0.38      1,600,000          *       $ 0.38              -         $ 0.38


         * These options have no stated expiration date, expected life was estimated to be 10 years.

NOTE 7 - RESEARCH AND DEVELOPMENT EXPENSE

         Expenses in the accompanying financial statements include certain costs which are directly associated with the Company's research and development. These costs, which consist primarily of fees paid to individuals, materials and supplies, amounted to $16,225 and $120,510 for the years ended December 31, 2005 and 2004, respectively.

NOTE 8 - INCOME TAXES

         There was no benefit or provision for income taxes during 2005 or 2004. The Company also did not pay any income taxes during the years ended December

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


31, 2005 and 2004. The following presents the components of the net deferred tax asset as of December 31, 2005 and 2004:

                                                    December 31,
                                            ------------------------------
                                                2005              2004
                                            -------------    -------------
        Tax loss carry forward              $   5,208,394    $   3,172,431
        Stock based compensation                  271,668                -
        Asset bases differences                   386,646                -
        Accrued and deferred compensation         116,815          397,565
        Other accruals                              5,945                -
                                            -------------    -------------

          Total Deferred Tax Assets             5,989,468        3,569,996

          Less: valuation allowance            (5,989,468)      (3,569,996)
                                            -------------    -------------

          Net Deferred Tax Asset            $           -    $           -
                                            =============    =============

         The Company has net operating loss carryforward's of approximately $14,000,000 which expire from 2011 through 2025.

         The following is a reconciliation of the amount of tax that would be result from applying the federal rate to pretax income with provision for income taxes for the years ending December 31, 2005 and 2004:

                                                 For the Years Ended
                                                     December 31,
                                             -----------------------------
                                                 2005             2004
                                             -------------   -------------

        Benefit at US federal statutory
         rate  (34%)                         $  (2,205,664)  $    (208,009)
        Non includible items                           270             285
        Deferred tax asset valuation change      2,419,472         227,913
        State benefit, net of federal effect      (214,078)        (20,189)
                                             -------------   -------------

          Benefit from Income Taxes          $           -   $           -
                                             =============   =============

NOTE 9 - CONTINGENCIES

         Litigation -- In 2002, the Company and certain officers and directors of the Company received notice from a litigant's legal counsel of threatened litigation. The litigant contended that certain current officers and directors held and sold a number of Xullux shares that were free trading prior to the merger of Xullux and Terra Systems. The alleged sale may have impacted the value of the litigant's Terra Systems restricted publicly issued shares in the company. The litigant claimed that the defendant's ownership and alleged sale of Xullux stock was not disclosed to him at or during the time he contributed certain assets and other equipment to Terra Systems in exchange for the Terra Systems restricted stock. The litigant sought to return 125,000 shares to Terra Systems for value and sought other monetary and punitive damages in an amount of not less than $1,500,000 including additional costs and attorney's fees.

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

         On August 7, 2003, a former employee filed suit for alleged back wages and other claims. During 2004, a settlement agreement was signed. The agreement included issuance of 900,000 shares of common stock valued at $270,000 and a release of claims by both parties.

         In March 2006 a former employee of the Company filed suit for back wages. On April 21, 2006 the suit was settled. The settlement agreement included three payments of $10,000 each to be paid May 1, 2006, September 1, 2006, and December 1, 2006. The first payment of $10,000 was made on May 1, 2006. These amounts were accrued by the Company at December 31, 2005.

NOTE 10 - SUBSEQUENT EVENTS (UNAUDITED)

         From  December  31,  2005  through  June  2006,   the  Company   issued
approximately 134,600 shares of common stock for services valued at $90,000, and 850,734 shares of common stock for $450,000 cash.

--------------------------------------------------------------------------------