Form 10QSB
period 2006-03-31
TERRA SYSTEMS CORP
filed 2006-09-26
CIK 1027876

================================================================================


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended March 31, 2006

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

Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. (1) Yes     No  X  (2) Yes  X  No
                 ---    ---         ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class  Common Stock, $0.001 par value
Outstanding as of September 21, 2006:   42,685,356

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes   X No
                                 ---     ---

                               Terra Systems, Inc.

                                   Form 10-QSB
                      For The Quarter Ending March 31, 2006

Part I. Financial Information                                               Page
                                                                            ----

  Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of
              March 31, 2006, and December 31, 2005 (Unaudited)               2

             Condensed Consolidated Statements of Operations
              for the Three Months ended March 31, 2006 and 2005,
              and for the Cumulative Period February 17, 1996
              (Date of Inception) through March 31, 2006
              (Unaudited)                                                     3

             Condensed Consolidated Statements of Cash Flows
              for the Three Months ended March 31, 2006 and
              2005 and for the Cumulative Period February 17,
              1996 (Date of Inception) through March 31, 2006
              (Unaudited)                                                     4

            Notes to the Unaudited Condensed Consolidated
              Financial Statements                                            5

  Item 2.   Management's Discussion and Plan of Operation                     9

  Item 3.   Controls and Procedures                                          11

Part II. Other Information

  Item 1.   Legal Proceedings                                                12

  Item 2.   Unregistered Sales of Equity Securities and Use
              of Proceeds                                                    12

  Item 3.   Defaults on Senior Securities                                    12

  Item 4.   Exhibits                                                         12

  Signatures                                                                 13

PART I. FINANCIAL INFORMATION

Item I. Financial Statements


                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                 March 31,       December 31,
                                                   2006             2005
                                              ---------------  ----------------
Current Assets
     Cash                                     $       30,979   $       184,930
     Other current assets                              5,395   $         5,395
                                              ---------------  ----------------
         Total Current Assets                         36,374           190,325
                                              ---------------  ----------------

Property and Equipment
     Land                                            390,056           378,126
     Furniture and equipment                         492,100           487,256
     Software                                         10,380            10,380
     Less:  Accumulated depreciation                (467,729)         (465,596)
                                              ---------------  ----------------
         Net Property and Equipment                  424,807           410,166
                                              ---------------  ----------------

Total Assets                                  $      461,181   $       600,491
                                              ===============  ================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                         $      369,665   $       427,502
     Accounts payable to related parties             147,445           122,445
     Accrued liabilities                             329,183           335,866
     Accrued interest payable to related
      parties                                        283,842           268,245
     Notes payable to stockholders                   670,554           750,554
                                              ---------------  ----------------
         Total Current Liabilities                 1,800,689         1,904,612
                                              ---------------  ----------------

Stockholders' Deficit
     Common stock - $0.001 par value;
      100,000,000 shares authorized;
      41,734,283 and 41,292,288 issued
      and outstanding, respectively                   41,731            41,292
     Additional paid-in capital                   16,789,394        16,433,170
     Accumulated deficit                         (18,170,633)      (17,778,583)
                                              ---------------  ----------------
         Total Stockholders' Deficit              (1,339,508)       (1,304,121)
                                              ---------------  ----------------

Total Liabilities and Stockholders' Deficit   $      461,181   $       600,491
                                              ===============  ================

     See accompanying notes to condensed consolidated financial statements.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               From Inception
                                                            of the Development
                                      For the Three Months       Stage on
                                        Ended March 31,     February 17, 1996
                                     ----------------------      Through
                                       2006        2005       March 31, 2006
                                     ----------  ----------  ----------------

Revenues                             $       -   $       -   $        572,245
Cost of Revenues                             -           -           405,277
                                     ----------  ----------  ----------------

     Gross Profit                            -           -           166,968
                                     ----------  ----------  ----------------

Operating Expenses
     Research and development                -           -         2,063,996
     General and administrative        332,071     109,421        14,051,244
     Depreciation and amortization       2,133       1,689           788,702
                                     ----------  ----------  ----------------
         Total Operating Expenses      334,204     111,110        16,903,942

         Loss from Operations         (334,204)   (111,110)      (16,736,974)
                                     ----------  ----------  ----------------

Nonoperating Income/(Expenses)
     Other Income                            -           -            62,003
     Interest expense                  (57,846)    (20,143)       (1,328,655)
     Interest income                         -           -             1,709
     Gain from relief of debt                -           -            64,284
     Loss on sale of securities              -           -           (99,000)
     Gain (loss) on sale of assets           -     153,027          (134,000)
                                     ----------  ----------  ----------------

     Net Nonoperating Expenses         (57,846)    132,884        (1,433,659)
                                     ----------  ----------  ----------------

Net Income (Loss)                    $ (392,050) $  21,774   $   (18,170,633)
                                     ==========  ==========  ================

Basic and Diluted Income (Loss)
   Per Share                         $   (0.01)  $    0.00
                                     ==========  ==========

Weighted Average Shares
   Outstanding                       41,458,978  28,996,792
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


                                  TERRA SYSTEMS, INC. AND SUBSIDIARY
                                    (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)



                                                                                 From Inception
                                                                                     of the
                                                 For the Three Months Ended     Development Stage
                                                          March 31,            on February 17, 1996
                                                ----------------------------         Through
                                                     2006           2005          March 31, 2006
                                                -------------  -------------   --------------------
Cash Flows from Operating Activities:
     Net income (loss)                          $   (392,050)  $     21,774    $       (18,170,633)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                    2,133          1,689                788,702
      Gain from debt relief                                -              -                (64,284)
      Loss on sale of investment securities                -              -                 99,000
      (Gain) Loss on disposal of assets                    -       (153,027)               139,000
      Stock compensation                             196,693         72,900              9,073,042
      Write off of stock subscription                      -              -                 22,750
      Common stock issued for financing fees          42,250          5,000                471,703
  Changes in current assets and liabilities:
      Other current assets                                 -              -                 (5,395)
      Accounts payable                               (12,837)      (127,000)               807,922
      Accounts payable - related party                25,000        (10,000)               558,330
      Accrued liabilities                             (6,683)        27,233              1,438,340
      Accrued legal settlement expense                     -        (67,460)                44,967
      Accrued interest payable                        15,597          6,123                664,818
                                                -------------  -------------   --------------------

     Net Cash Used in Operating Activities          (129,897)      (222,768)            (4,131,738)
                                                -------------  -------------   --------------------

Cash Flows from Investing Activities:
      Purchase of equipment and land                 (16,774)             -               (910,547)
      Advances to related party                            -         (1,500)              (290,328)
      Organization costs paid                              -              -                 (4,755)
      Proceeds from sale of assets                         -        250,000                367,715
                                                -------------  -------------   --------------------

     Net Cash Provided by (Used in) Investing
     Activities                                      (16,774)       248,500               (837,915)
                                                -------------  -------------   --------------------

Cash Flows from Financing Activities:
      Proceeds from borrowings - stockholders         50,000              -              1,390,111
      Payments on borrowings - stockholders         (130,000)       (15,980)              (385,730)
      Proceeds from stock issuance and
       subscriptions                                  72,720        360,000              4,181,891
      Payments on capital leases                           -              -               (185,640)
                                                -------------  -------------   --------------------

       Net Cash Provided by (Used in)
        Financing  Activities                         (7,280)       344,020              5,000,632
                                                -------------  -------------   --------------------

Net Increase (Decrease) in Cash                     (153,951)       369,752                 30,979

Cash at Beginning of Period                          184,930          8,514                      -
                                                -------------  -------------   --------------------

Cash at End of Period                           $     30,979   $    378,266    $            30,979
                                                =============  =============   ====================

Supplemental Cash Flow Information:
     Cash paid for interest                     $          -   $      9,020
Non Cash Investing and Financing Activities:
     Conversion of liabilities to equity        $     45,000   $    100,000
     Settlement of related party advances
         through acquisition of land            $          -   $          -


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

         The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2005. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2006.

NOTE 2 - BUSINESS CONDITION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three-month period ended March 31, 2006, the Company incurred a net loss of $392,050. During the three-month period ended March 31, 2005, the Company incurred a net income of $21,774. As of March 31, 2006, the Company's losses accumulated from inception totaled $18,170,633. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

         The Company's management is in the process of negotiating various agreements to perform research on, and the development of, pneumatic conveyance systems to handle materials in a bulk state in industrial research and processing. Management also intends to use capital and debt financing as needed to supplement the cash flows that potentially could be generated through the successful negotiation of agreements.

NOTE 3 - INCOME (LOSS) PER COMMON SHARE

         Basic income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted-average number of shares outstanding during the period. Dilutive income (loss) per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock except for those that are anti-dilutive. The computation of income (loss) per share for the three months ended March 31, 2006 and 2005, is as follows:

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                              For the Three Months Ended
                                                       March 31,
                                               2006                 2005
--------------------------------------------------------------------------------
Net income (loss)                        $   (392,050)        $     21,774
--------------------------------------------------------------------------------
Basic Weighted-Average Common
  Shares Outstanding                       41,458,978           28,996,792
Effect of dilutive securities
Stock options                                       -            1,593,496
--------------------------------------------------------------------------------
Diluted Weighted-Average Common
  Shares Outstanding                       41,458,978           30,590,288
--------------------------------------------------------------------------------
Basic Income Per Common Share
Net income                                      (0.01)                0.00
Diluted Income Per Common Share
Net Income                                      (0.01)                0.00
--------------------------------------------------------------------------------

         For the three months ending March 31, 2006, the Company had 4,500,000 stock options and 121,200 warrants that that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

NOTE 4 - STOCK BASED COMPENSATION

         Effective January 1, 2006, the Company adopted SFAS 123R, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to
Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

         For the three months ended March 31, 2006, the Company calculated compensation expense of $147,781 related to stock options.

         For options granted subsequent to the adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model. The Company had no stock option grants during the three months ended March 31, 2006 and 2005, respectively.

         The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury Bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         A summary of stock option activity for the three months ended March 31, 2006, is presented below:

                                                     Weighted
                                      Weighted        Average
                         Shares       Average        Remaining       Aggregate
                          Under       Exercise      Contractual      Intrinsic
                         Option        Price           Life            Value
                     -------------   ----------   -------------  --------------
Outstanding at
  January 1, 2006      4,500,000      $ 0.20
    Granted                    -
    Exercised                  -
    Forfeited                  -
    Expired                    -
                     ------------

Outstanding at
  March 31, 2006       4,500,000      $ 0.20           *            $ 2,702,000
                     ===========

Exercisable at
  March 31, 2006       2,900,000      $ 0.10       .86 years        $ 2,030,000
                     ===========

                      * 1,600,000 of these options do not have a stated expiration date the remaining 2,900,000 options have a remaining contractual life of .86 years

         A summary of the status of the Company's non-vested stock options as of and for the three months ended March 31, 2006, is presented below:

                                                               Weighted
                                                               Average
                                         Non-Vested           Grant Date
                                           Options            Fair Value
                                      ------------------   -----------------

Non-vested at January 1, 2006                 1,600,000              $ 0.38
Granted                                               -
Vested                                                -
Forfeited                                             -
                                      ------------------

Non-vested at March 31, 2006                  1,600,000              $ 0.38
                                      ==================

         As of March 31, 2006, there was approximately $976,646 of unrecognized compensation cost related to stock options that will be recognized over a period of approximately 6 years.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS

         Certain officers and shareholders of the Company have from time to time settled operating expenses on behalf of the Company. As of March 31, 2006, the Company borrowed an additional $25,000, resulting in payables to related parties of $147,445. All amounts are due on demand and bear no interest.

         The Company also has notes payable to shareholders and officers. During 2006, the Company received proceeds from these individuals totaling $50,000. During 2006, the Company has made $130,000 in cash payments related to these notes. These notes bear interest at 10% and are currently due. As of March 31, 2006, the amount due under these notes payable was $670,554. During the three months ended March 31, 2006, the Company accrued interest on the notes of $15,597. As of March 31, 2006, the accrued interest due was $283,842.

NOTE 6 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash - During the three months ended March 31, 2006, the Company issued 242,400 shares of common stock and 121,200 warrants to purchase common stock at $0.30 per share for proceeds of $72,720. The warrants vest immediately and expire if not exercised in March 2008. The proceeds were allocated $37,077 to the common stock and $35,643 to the warrants, based on their relative fair values on the date of issuance. The fair value of the warrants was $69,908 determined by the Black-Scholes option pricing model using the following assumptions: estimated volatility of 114.92% estimated risk-free interest rate of 4.72% estimated yield of 0% and estimated term of two years.

         Common Stock Issued for Services - During the three months ended March 31, 2006, the Company issued 64,284 shares of common stock for services rendered of $48,915 or at a price of $0.75 per share.

         Common Stock Issued for Financing Fees - During the three months ended March 31, 2006, the Company issued 65,000 shares of common stock for financing fees of $42,250 or at a price of $0.65 per share.

         Common  Stock  Issued for  Liabilities  - During the three months ended
March  31,  2006,   the  Company  issued  70,311  shares  of  common  stock  for satisfaction of liabilities of $45,000 or at a price of $0.65 per share.


NOTE 7 - CONTINGENCIES

         In March 2006, a former employee of the Company filed suit for back wages. On April 21, 2006, the suit was settled. The settlement agreement included three payments of $10,000 each to be paid May 1, 2006, September 1, 2006, and December 1, 2006. As of September 21, 2006 the first and second payments of $10,000 have been made. These amounts were accrued by the Company at December 31, 2005.

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

NOTE: This quarterly report for the period ended March 31, 2006, was prepared in September 2006, in connection with the Company's efforts to become current in its public reporting.

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

Results of Operations

Three months ended March 31, 2006, compared to the three months ended March 31, 2005:

         From inception through March 31, 2006, we incurred losses totaling $18,170,633 and generated revenues of $572,245 from operations. During the three months ended March 31, 2006, we had $0 sales revenues. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities.

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

         Our net loss for the three months ended March 31, 2006, was approximately $392,050, compared to a net income for the three months ended March 31, 2005, of approximately $21,774. Our expenses for the three months ended March 31, 2006, were approximately $392,050 of which approximately 85% were general and administrative. Our expenses for the three months ended March 31, 2005, were approximately $131,253, of which approximately 83% were general and administrative. For the three months ended March 31, 2006, depreciation and amortization expense was $2,133 compared to depreciation and amortization expense of $1,689 for the three months ended March 31, 2005.

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

Liquidity and Capital Resources

         Given our current negative cash flows, it will be difficult for Terra Systems to continue as a going concern. While the issuance of a patent should allow us to more aggressively pursue revenue, and cash generating contracts and opportunities, it may be necessary to raise additional funds or reduce cash expenditures. Funds could be generated through the issuance of additional stock or through the sale of existing plant and office equipment. Cash expenditures could be eased through a reduction in overhead costs, including but not limited to labor and associated employee benefits

         As mentioned in our audited financial statements included with our annual report on Form 10-KSB, for the year ended December 31, 2005, our audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. Our product line is limited and it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If additional financing cannot be obtained, we may be required to scale back or discontinue operations. Even if additional financing is available there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will result in immediate and possible substantial dilution to existing shareholders.

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

         The Company was advised by Hansen, Barnett & Maxwell, the Company's independent registered public accounting firm that during their performance of audit procedures for fiscal year 2005 Hansen, Barnett & Maxwell identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company's internal control over financial reporting.

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

         Changes in Internal Controls.

         In order to address the deficiency of inadequate staffing and supervision, management has implemented tighter cash flow controls and has set up a centralized computer system to maintain the accounting records. Management will continue to monitor and review these remediation efforts.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In March 2006, a former employee of the Company filed suit for back wages. On April 21, 2006, the suit was settled. The settlement agreement included three payments of $10,000 each to be paid May 1, 2006, September 1, 2006, and December 1, 2006. As of September 21, 2006 the first and second payments of $10,000 have been made. These amounts were accrued by the Company at December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended March 31, 2006, the Company issued 242,400 shares of common stock for proceeds of $72,720 at a price of $0.30 per share; 64,284 shares of common stock for services rendered valued at $48,915 or $0.75 per share; 70,311 shares of common stock for satisfaction of liabilities of $45,000 or $0.65 per share; and 65,000 shares of common stock for financing fees of $42,250 at a price of $0.65 per share.

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


              Terra Systems, Inc.



              By:  /s/ Clayton Timothy
                  __________________________________
                  Clayton Timothy
                  CEO

              Date:  September 25, 2006


              By:  /s/ Mark Faerber
                  __________________________________
                  Mark Faerber
                  Consultant performing certain services for the Company commonly performed by a Chief Financial Officer

              Date:  September 25, 2006

--------------------------------------------------------------------------------