Form 10QSB
period 2006-06-30
TERRA SYSTEMS CORP
filed 2006-09-26
CIK 1027876

================================================================================

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended June 30, 2006

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

Class: Common Stock, $0.001 par value
Outstanding as of September 21, 2006: 42,685,356

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes   X No
                                 ---     ---

                               Terra Systems, Inc.

                                   Form 10-QSB
                      For The Quarter Ending June 30, 2006

Part I. Financial Information Page

    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets as of
                June 30, 2006, and December 31, 2005 (Unaudited)              2

              Condensed  Consolidated  Statements of Operations for
               the Three and Six  Months  ended  June 30,  2006 and
               2005, and for the Cumulative Period February 17, 1996
               (Date of Inception) through June 30, 2006 (Unaudited)          3

               Condensed Consolidated Statements of Cash Flows for the
                Six Months ended June 30, 2006 and 2005 and for the
                Cumulative Period February 17, 1996 (Date of Inception)
                through June 30, 2006 (Unaudited)                             4

              Notes to the Unaudited Condensed Consolidated
                Financial Statements                                          5

    Item 2.   Management's Discussion and Plan of Operation                  10

    Item 3.   Controls and Procedures                                        12


Part II. Other Information

    Item 1.   Legal Proceedings                                              13

    Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    13

    Item 3.   Defaults on Senior Securities                                  13

    Item 4.   Exhibits                                                       13

    Signatures                                                               14

PART I. FINANCIAL INFORMATION

Item I. Financial Statements


                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      June 30,     December 31,
                                                        2006           2005
                                                    ------------   ------------
Current Assets
     Cash                                           $     84,728   $    184,930
     Other current assets                                  5,395          5,395
                                                    ------------   ------------
            Total Current Assets                         482,374        190,325
                                                    ------------   ------------

Property and Equipment
     Land                                                      -        378,126
     Furniture and equipment                             507,379        487,256
     Software                                             10,380         10,380
     Less:  Accumulated depreciation                    (469,862)      (465,596)
                                                    ------------   ------------
            Net Property and Equipment                    47,897        410,166
                                                    ------------   ------------

Investment in joint venture                              392,251              -

Total Assets                                        $    530,271   $    600,491
                                                    ============   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                               $    372,149   $    427,502
     Accounts payable to related party                   197,445        122,445
     Accrued liabilities                                 314,923        335,866
     Accrued interest payable                            299,355        268,245
     Notes payable to stockholders                       670,554        750,554
                                                    ------------   ------------
            Total Current Liabilities                  1,854,426      1,904,612
                                                    ------------   ------------


Stockholders' Deficit
     Common stock - $0.001 par value; 100,000,000
      shares authorized; 42,267,617 And 41,292,288
      shares issued and outstanding, respectively         42,267         41,292
     Additional paid-in capital                       17,210,881     16,433,170
     Accumulated deficit                             (18,577,303)   (17,778,583)
                                                    ------------   ------------
            Total Stockholders' Deficit               (1,324,155)    (1,304,121)
                                                    ------------   ------------

Total Liabilities and Stockholders' Deficit         $    530,271   $    600,491
                                                    ============   ============




     See accompanying notes to condensed consolidated financial statements.

                                         TERRA SYSTEMS, INC AND SUBSIDIARY
                                           (A Development Stage Company)
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                                                  From Inception
                                                                                                      of the
                                                                                                Development Stage
                                       For the Three Months            For the Six Months        on February 17,
                                          Ended June 30,                 Ended June 30,                1996
                                  ----------------------------    ----------------------------       Through
                                      2006            2005            2006            2005        June 30, 2006
                                  ------------    ------------    ------------    ------------    -------------
Revenues                          $          -    $          -    $          -    $          -    $    572,245
Cost of Revenues                             -               -               -               -         405,277
                                  ------------    ------------    ------------    ------------    ------------

  Gross Profit                               -               -               -               -         166,968
                                  ------------    ------------    ------------    ------------    ------------

Expenses
  Research and development                   -             500               -             500       2,063,996
  General and administrative           389,622       4,183,247         721,693       4,292,668      14,440,866
  Depreciation and amortization          2,133             174           4,266           1,863         790,835
                                  ------------    ------------    ------------    ------------    ------------
  Net Operating Expenses               391,755       4,183,921         725,959       4,295,031      17,295,697

     Loss from Operations             (391,755)     (4,183,921)       (725,959)     (4,295,031)    (17,128,729)
                                  ------------    ------------    ------------    ------------    ------------

Nonoperating Income/(Expenses)
  Other Income                             666               -             666               -          62,669
  Interest expense                     (15,581)        (14,744)        (73,427)        (34,887)     (1,344,236)
  Interest income                            -               -               -               -           1,709
  Gain from relief of debt                   -               -               -               -          64,284
  Loss on sale of securities                 -               -               -               -         (99,000)
  Loss on sale of assets                     -               -               -         153,027        (134,000)
                                  ------------    ------------    ------------    ------------    ------------

  Net Nonoperating Expenses            (14,915)        (14,744)        (72,761)        118,140      (1,448,574)
                                  ------------    ------------    ------------    ------------    ------------

Net Loss                          $   (406,670)   $ (4,198,665)   $   (798,720)   $ (4,176,891)   $(18,577,303)
                                  ============    ============    ============    ============    ============

Basic and Diluted Loss
   Per Share                      $      (0.01)   $      (0.12)   $      (0.02)   $      (0.13)
                                  ============    ============    ============    ============

Weighted Average Shares
   Outstanding                      41,757,726      35,140,986      41,609,178      32,085,862
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


                                                        3


                                TERRA SYSTEMS, INC AND SUBSIDIARY
                                  (A Development Stage Company)
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                               From Inception
                                                                                   of the
                                                                              Development Stage
                                                   For the Six Months Ended          on
                                                           June 30,           February 17, 1996
                                                 ----------------------------      Through
                                                    2006             2005       June 30, 2006
                                                 ------------    ------------   ------------
Cash Flows from Operating Activities:
 Net  loss                                       $   (798,720)   $ (4,176,891)  $(18,577,303)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization                        4,266           1,863        790,835
   Gain from debt relief                                    -               -        (64,284)
   Loss on sale of investment securities                    -               -         99,000
   (Gain) loss on disposal of assets                        -        (153,027)       139,000
   Stock compensation                                 358,716       4,140,205      9,235,065
   Write off of stock subscription                          -               -         22,750
   Common stock issued for financing fees              42,250           5,000        471,703
 Changes in current assets and liabilities:
   Other current assets                                     -               -         (5,395)
   Accounts payable                                   (10,353)       (168,818)       810,406
   Accounts payable - related party                    75,000         (10,000)       608,330
   Accrued liabilities                                (20,943)         63,314      1,424,080
   Accrued legal settlement expense                         -         (79,460)        44,967
   Accrued interest payable                            31,110          20,867        680,331
                                                 ------------    ------------   ------------

 Net Cash Used in Operating Activities               (318,674)       (356,947)    (4,320,515)
                                                 ------------    ------------   ------------

Cash Flows from Investing Activities:
 Purchase of equipment and land                       (34,248)        (12,603)      (928,021)
 Advances to related party                                  -        (290,328)      (290,328)
 Organization costs paid                                    -               -         (4,755)
 Proceeds from sale of assets                               -         250,000        367,715
                                                 ------------    ------------   ------------

 Net Cash Used in  Investing Activities               (34,248)        (52,931)      (855,389)
                                                 ------------    ------------   ------------

Cash Flows from Financing Activities:
 Proceeds from borrowings - stockholders               50,000               -      1,390,111
 Payments on borrowings - stockholders               (130,000)        (15,980)      (385,730)
 Proceeds from stock issuance and subscriptions       332,720         460,000      4,441,891
 Payments on capital leases                                 -               -       (185,640)
                                                 ------------    ------------   ------------

 Net Cash Provided by Financing Activities            252,720         444,020      5,260,632
                                                 ------------    ------------   ------------

Net Increase (Decrease) in Cash                      (100,202)         34,142         84,728

Cash at Beginning of Period                           184,930           8,514              -
                                                 ------------    ------------   ------------

Cash at End of Period                            $     84,728    $     42,656   $     84,728
                                                 ============    ============   ============

Supplemental Cash Flow Information:
 Cash paid for interest                          $          -    $      9,020
Non Cash Investing and Financing Activities:
 Conversion of liabilities to equity             $     45,000    $  1,226,195
 Transfer of land to investment in
  joint venture                                  $    392,251    $          -


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

NOTE 2 - BUSINESS CONDITION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six-month periods ended June 30, 2006 and 2005, the Company incurred net losses of $798,720 and $4,176,891, respectively. As of June 30, 2006, the Company's losses accumulated from inception totaled $18,577,303. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

NOTE 3 BASIC AND DILUTED PER SHARE

         Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. As of and for the three and six months ended June 30, 2006, the Company had 4,500,000 stock options and 796,200 warrants compared to 2,900,000 stock options for the three and six months ended June 30, 2005, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

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

         For the six months ended June 30, 2006, the Company calculated compensation expense of $297,204 related to stock options.

         For options granted subsequent to the adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model. The Company had no stock option grants during the six months ended June 30, 2006, and granted 900,000 stock options during the six months ended June 30, 2005. The weighted average fair value of stock options at the date of grant during the six months ended June 30, 2005, was $0.85

         The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

         The following are the weighted-average assumptions used for options granted during the six months ended June 30, 2006 and 2005:

                                                2006          2005
                                             ----------    ----------

      Risk free interest rate                   N/A          3.71%
      Expected life                             N/A          3 Years

      Dividend yield                            N/A            -
      Volatility                                N/A           166%


A summary of stock option activity for the six months ended June 30, 2006, is presented below:

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                        Weighted
                                            Weighted    Average
                                Shares      Average     Remaining    Aggregate
                                 Under      Exercise   Contractual   Intrinsic
                                Option       Price        Life         Value
                              ----------    --------   -----------   ---------
Outstanding at
 January 1, 2006              4,500,000     $  0.20
   Granted                            -
   Exercised                          -
   Forfeited                          -
   Expired                            -
                              ---------

Outstanding at June 30, 2006  4,500,000     $  0.20         *        $ 1,802,000
                              =========

Exercisable at June 30, 2006  3,128,572     $  0.12         *        $ 1,500,286
                              =========

                        * 1,600,000 of these options do not have a stated expiration date; the remaining 2,900,000 options have a remaining contractual life of .61 years

         A summary of the status of the Company's non-vested stock options as of and for the six months ended June 30, 2006, is presented below:

                                                            Weighted
                                                             Average
                                           Non-Vested      Grant Date
                                            Options        Fair Value
                                         -------------    ------------

   Non-vested at January 1, 2006           1,600,000       $    0.38

      Granted                                      -
      Vested                                (228,572)           0.38
      Forfeited                                    -
                                         -------------

   Non-vested at June 30, 2006             1,371,428       $    0.38
                                         =============

         As of June 30, 2006, there was approximately $827,223 of unrecognized compensation cost related to stock options that will be recognized over a period of approximately 6 years.

         In May 2006, the Company changed the expiration date on 1,500,000 options from July 2006 to July 2007. Using the Black-Scholes option pricing model and a risk free interest rate of 4.99%, volatility of 114.74% and an expected life of 1 year it was determined that and additional expense of $12,600 was incurred.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Prior to January 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and made proforma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in FASB 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts below for the three- month and six-months ended June 30, 2005, as indicated below:

                                                 For the Three     For the Six
                                                 Months Ended     Months Ended
                                                 June 30, 2005    June 30, 2005
                                                 -------------    -------------
Net loss                                         $  (4,198,665)   $  (4,176,891)
Add:  Stock-based  employee
 compensation expense included in net loss             702,000          702,000
Deduct:  Total stock-based employee
 compensation expense determined under fair
 value based method for all awards                    (760,949)        (760,949)
                                                 -------------    -------------
Pro forma net loss applicable to
 common shareholders                             $  (4,257,614)   $  (4,235,840)
                                                 =============    =============

Basic and diluted loss per common share
 as reported                                     $       (0.12)   $       (0.13)
                                                 =============    =============

Basic and diluted loss per common share
 pro forma                                       $       (0.12)   $       (0.13)
                                                 =============    =============


NOTE 5 - RELATED PARTY TRANSACTIONS

         Certain officers and shareholders of the Company have from time to time settled operating expenses on behalf of the Company. As of June 30, 2006, the Company borrowed an additional $75,000, resulting in payables to related parties of $197,445. All amounts are due on demand and bear no interest.

         The Company also has notes payable to shareholders and officers. During 2006, the Company received proceeds from these individuals totaling $50,000. During 2006, the Company has made $130,000 in cash payments related to these notes. These notes bear interest at 10% and are currently due. As of June 30, 2006, the amount due under these notes payable was $670,554. During the three months ended June 30, 2006, the Company accrued interest on the notes of $15,581. As of June 30, 2006, the accrued interest due was $299,355.


NOTE 6 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash - During the six months ended June 30, 2006, the Company issued 775,734 shares of common stock and 796,200 warrants to purchase common stock with excercise prices ranging from $0.30 to $1.25 per share for proceeds of $332,720. The warrants vest immediately with 121,200

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


warrants that expire in March 2008 and 675,000 warrants that expire in May 2009. The proceeds were allocated $154,084 to common stock and $178,636 to the warrants, based on their relative fair values on the date of issuance. The fair value of the warrants was $385,738 determined by the Black-Scholes option pricing model using the following assumptions: estimated volatility of 114.63% estimated risk-free interest rate of 4.91% estimated yield of 0% and estimated term ranging from two to three years.

         Common Stock Issued for Services - During the six months ended June 30, 2006, the Company issued 64,284 shares of common stock for services rendered of $48,213 or at a price of $0.75 per share.

         Common Stock Issued for Financing Fees - During the six months ended June 30, 2006, the Company issued 65,000 shares of common stock for financing fees of $42,250 or at a price of $0.65 per share.

         Common Stock Issued for Liabilities - During the three months ended June 30, 2006, the Company issued 70,311 shares of common stock for satisfaction of liabilities of $45,702 or at a price of $0.65 per share.


NOTE 7 - INVESTMENT IN JOINT VENTURE

            On June 29, 2006 the Company entered into a joint venture agreement with United Fund Advisors, L.L.C. (UFA) of Portland Oregon. Under the agreement, a new entity, Mountain Island Energy Holdings, L.L.C. (MIEH) was formed. MIEH was formed for the purpose of applying to the US Treasury and US Department of Energy for an award of federal advanced clean coal project tax credits under
Section 48A of the Internal Revenue Code. UFA and the Company each own 50% of MIEH. Under the agreement, Reynold Roeder of UFA and Mitchell J. Hart of the Company will serve as managing directors of MIEH. Under the MIEH operating agreement, UFA was required to make capital cash contributions to MIEH totaling $1,000 along with agreed upon services. During the six months ended June 30, 2006, UFA contributed $31,000 cash and services valued at $170,000. The Company, according to the operating agreement, was required to contribute land and certain professional service work related to the development of the land. During the six months ended June 30, 2006, the Company contributed land and development costs valued at $392,251. There were no revenues or expenses in the joint venture for the period ended June 30, 2006.

NOTE 8 - CONTINGENCIES

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

NOTE 9 - SUBSEQUENT EVENTS

         From July 1, 2006 through September 21, 2006, the Company issued 407,734 shares of common stock for $92,500 cash.

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

NOTE: This quarterly report for the period ended June 30, 2006, was prepared in September 2006, in connection with the Company's efforts to become current in its public reporting.

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

Results of Operations

Six months ended June 30, 2006, compared to the six months ended June 30, 2005:

         From inception through June 30, 2006, we have incurred losses totaling $18,577,303 and generated revenues of $572,245 from operations. During the six months ended June 30, 2006, we had sales revenues of $0. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities.

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

         Our net loss for the six months ended June 30, 2006, was $798,720, compared to a net loss for the six months ended June 30, 2005, of $4,176,891. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the six months ended June 30, 2006 were approximately $799,386 of which approximately 90% were general and administrative expenses. Our expenses for the six months ended June 30, 2005, were approximately $4,329,918 of which approximately 99% were general and administrative expenses. The increase in general and administrative expenses during the six months ended June 30, 2005, was due to the issuance of 4,058,432 shares of common stock valued at $3,438,205 for services and financing fees. Also, during the six months ended June 30, 2005, the Company recognized $702,000 in expense relating to stock options granted during the period. For the six months ended June 30, 2006, depreciation and amortization expense was $4,266, compared to depreciation and amortization expense of $1,863 for the six months ended June 30, 2005.

Three months ended June 30, 2006, compared to the three months ended June 30, 2005:

         Our net loss for the three months ended June 30, 2006, was $406,670, compared to a net loss for the three months ended June 30, 2005, of $4,198,665. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the three months ended June 30, 2006 were approximately $407,336 of which approximately 96% were general and administrative expenses. Our expenses for the three months ended June 30, 2005, were approximately $4,198,665 of which approximately 99% were general and administrative. The increase in general and administrative expenses during the three months ended June 30, 2005 was due to the issuance of 3,968,432 shares of common stock valued at $3,365,305 for services and financing fees. Also, during the three months ended June 30, 2005, the Company recognized $702,000 in expense relating to stock options granted during the period. For the three months ended June 30, 2006, depreciation and amortization expense was $2,133, compared to depreciation and amortization expense of $174 for the three months ended June 30, 2005.

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

Changes in Internal Controls.

         In order to address the deficiency of inadequate staffing and supervision, management has implemented tighter cash flow controls and has set-up a centralized computer system to maintain the accounting records. Management will continue to monitor and review these remediation efforts.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended June 30, 2006, the Company issued 533,334 shares of common stock for proceeds of $260,000 at a price ranging from $0.30 to $0.50 per share.

         From July 31, 2006 through September 21, 2006, the Company issued 407,734 shares of common stock for $92,500 cash.

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

              Date:  September 25, 2006


              By:  /s/ Mark Faerber
                  ----------------------------------
                  Mark Faerber
                  Consultant performing certain services for the Company commonly performed by a Chief Financial Officer

              Date:  September 25, 2006

--------------------------------------------------------------------------------