Form 10QSB
period 2006-09-30
TERRA SYSTEMS CORP
filed 2006-11-14
CIK 1027876

================================================================================

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended September 30, 2006

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

Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. (1) Yes  X  No     (2) Yes  X   No
                 ---    ---         ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $0.001 par value Outstanding as of November 9, 2006:
42,675,356

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes  X  No
                                 ---     ---

                               Terra Systems, Inc.

                                   Form 10-QSB
                    For The Quarter Ending September 30, 2006

Part I. Financial Information Page

     Item 1.     Financial Statements

                 Condensed Consolidated Balance Sheets as of
                   September 30, 2006, and December 31, 2005
                   (Restated) (Unaudited)                                    2

                 Condensed Consolidated Statements of
                   Operations for the Three and Nine Months
                   ended September 30, 2006, and 2005 and for
                   the Cumulative Period February 17, 1996
                   (Date of Inception) through September 30,
                   2006 (Unaudited)                                          3

                 Condensed Consolidated Statements of Cash
                   Flows for the Nine Months ended September 30,
                   2006 and 2005 and for the Cumulative Period
                   February 17, 1996 (Date of Inception) through
                   September 30, 2006 (Unaudited)                            4

                 Notes to Condensed Consolidated Financial
                   Statements (Unaudited)                                    5

     Item 2.     Management's Discussion and Analysis or Plan
                   of Operation                                             10


     Item 3.     Controls and Procedures                                    12

Part II. Other Information

     Item 1.     Legal Proceedings                                          13

     Item 2.     Unregistered Sales of Equity Securities and
                   Use of Proceeds                                          13

     Item 3.     Defaults on Senior Securities                              13

     Item 4.     Submission of Matters to a Vote of Security
                   Holders                                                  13

     Item 5.     Other Information                                          13

     Item 6.     Exhibits                                                   14

     Signatures                                                             14

PART I. FINANCIAL INFORMATION

Item I. Financial Statements


                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                   December 31,
                                                 September 30,        2005
                                                     2006          (Restated)
                                                ---------------  ---------------
Current Assets
  Cash                                          $        14,965  $      184,930
  Other current assets                                    5,395           5,395
                                                ---------------  ---------------
     Total Current Assets                                20,360         190,325
                                                ---------------  ---------------

Property and Equipment
  Land                                                        -         378,126
  Furniture and equipment                               535,498         487,256
  Software                                               10,380          10,380
  Less:  Accumulated depreciation                      (471,995)       (465,596)
                                                ---------------  ---------------
     Net Property and Equipment                          73,883         410,166
                                                ---------------  ---------------

Investment in joint venture                             392,251               -
                                                ---------------  ---------------

Total Assets                                    $       486,494  $      600,491
                                                ===============  ===============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                              $       468,467  $      427,502
  Accounts payable to related party                     197,445         122,445
  Accrued liabilities                                   330,386         335,866
  Accrued interest payable                              317,368         268,245
  Notes payable to stockholders                         770,554         850,554
                                                ---------------  --------------
     Total Current Liabilities                        2,084,220       2,004,612
                                                ---------------  --------------


Stockholders' Deficit
  Common stock - $0.001 par value;
     100,000,000 shares authorized;
     42,675,356 and 41,292,288 shares
     issued and outstanding, respectively                42,675          41,292
  Additional paid-in capital                         17,281,176      16,333,170
  Accumulated deficit                               (18,921,577)    (17,778,583)
                                                ---------------  ---------------
     Total Stockholders' Deficit                     (1,597,726)     (1,404,121)
                                                ---------------  ---------------

Total Liabilities and Stockholders' Deficit     $       486,494  $      600,491
                                                ===============  ===============



     See accompanying notes to condensed consolidated financial statements.


                                       TERRA SYSTEMS, INC AND SUBSIDIARY
                                         (A Development Stage Company)
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                                                             From Inception
                                                                                                 of the
                                                                                            Development Stage
                                                                                             on February 17,
                                     For the Three Months           For the Nine Months           1996
                                      Ended September 30,           Ended September 30,          Through
                                  --------------------------   ---------------------------    September 30,
                                      2006          2005           2006           2005            2006
                                  -----------   ------------   ------------   ------------  -----------------
Revenues                          $         -   $          -   $          -   $          -   $       572,245
Cost of Revenues                            -              -              -              -           405,277
                                  -----------   ------------   ------------   ------------  -----------------

     Gross Profit                           -              -              -              -           166,968
                                  -----------   ------------   ------------   ------------  -----------------

Expenses
  Research and development                  -            725              -          1,225         2,063,996
  General and administrative          314,127      1,333,523      1,035,820      5,626,191        14,754,993
  Depreciation and amortization         2,133          1,101          6,399          2,964           792,968
                                  -----------   ------------   ------------   ------------  -----------------
  Net Operating Expenses              316,260      1,335,349      1,042,219      5,630,380        17,611,957

     Loss from Operations            (316,260)    (1,335,349)    (1,042,219)    (5,630,380)      (17,444,989)
                                  -----------   ------------   ------------   ------------  -----------------

Nonoperating Income/(Expenses)
  Other income                              -          2,643            666          2,643            62,669
  Interest expense                    (28,014)      (109,827)      (101,441)      (144,714)       (1,372,250)
  Interest income                           -              -              -              -             1,709
  Gain from relief of debt                  -              -              -              -            64,284
  Loss on sale of securities                -              -              -              -           (99,000)
  Gain (loss) on sale of assets             -              -              -        153,027          (134,000)
                                  -----------   ------------   ------------   ------------  -----------------

  Net Nonoperating Expenses           (28,014)      (107,184)      (100,775)        10,956        (1,476,588)
                                  -----------   ------------   ------------   ------------  -----------------

Net Loss                          $  (344,274)  $ (1,442,533)  $ (1,142,994)  $ (5,619,424)  $   (18,921,577)
                                  ===========   ============   ============   ============  =================

Basic and Diluted Loss
  Per Share                       $     (0.01)  $      (0.04)  $      (0.03)  $      (0.16)
                                  ===========   ============   ============   ============

Weighted Average Shares
  Outstanding                      42,382,874     38,840,573     41,869,910     34,354,849
                                  ===========   ============   ============   ============


                    See accompanying notes to condensed consolidated financial statements.




                                 TERRA SYSTEMS, INC AND SUBSIDIARY
                                   (A Development Stage Company)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                               From Inception
                                                                                   of the
                                                                              Development Stage
                                                 For the Nine Months Ended   on February 17, 1996
                                                        September 30,              Through
                                                ---------------------------     September 30,
                                                     2006           2005            2006
                                                ------------   ------------   -------------------
Cash Flows from Operating Activities:
  Net  loss                                     $ (1,142,994)  $ (5,619,424)  $      (18,921,577)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
      Depreciation and amortization                    6,399          2,964              792,968
      Gain from debt relief                                -              -              (64,284)
      Loss on sale of investment securities                -              -               99,000
      (Gain) loss on disposal of assets                    -       (153,027)             139,000
      Stock based compensation                       436,919      5,241,171            9,313,268
      Write off of stock subscription                      -              -               22,750
      Common stock issued for financing fees          42,250          5,000              471,703
  Changes in current assets and liabilities:
      Other current assets                                 -        (10,633)              (5,395)
      Accounts payable                                85,965       (160,745)             906,724
      Accounts payable - related party                75,000        (10,000)             608,330
      Accrued liabilities                             (5,480)        67,701            1,439,543
      Accrued legal settlement expense                     -        (83,460)              44,967
      Accrued interest payable                        49,123        130,694              698,344
                                                ------------   ------------   ------------------

      Net Cash Used in Operating Activities         (452,818)      (589,759)          (4,454,659)
                                                ------------   ------------   ------------------

Cash Flows from Investing Activities:
  Purchase of equipment and land                     (62,367)      (110,243)            (956,140)
  Advances to related party                                -       (290,328)            (290,328)
  Organization costs paid                                  -              -               (4,755)
  Proceeds from sale of assets                             -        250,000              367,715
                                                ------------   ------------   ------------------

      Net Cash Used in  Investing Activities         (62,367)      (150,571)            (883,508)
                                                ------------   ------------   ------------------

Cash Flows from Financing Activities:
  Proceeds from borrowings - stockholders             50,000        350,000            1,490,111
  Payments on borrowings - stockholders             (130,000)       (15,980)            (385,730)
  Proceeds from stock issuance and
      subscriptions                                  425,220        460,000            4,434,391
  Payments on capital leases                               -              -             (185,640)
                                                ------------   ------------   ------------------

      Net Cash Provided by Financing
      Activities                                     345,220        794,020            5,353,132
                                                ------------   ------------    -----------------

Net Increase (Decrease) in Cash                     (169,965)        53,690               14,965

Cash at Beginning of Period                          184,930          8,514                    -
                                                ------------   ------------   ------------------

Cash at End of Period                           $     14,965   $     62,204   $           14,965
                                                ============   ============   ==================

Supplemental Cash Flow Information:
  Cash paid for interest                        $     10,000   $      9,020
Non Cash Investing and Financing Activities:
  Conversion of liabilities to equity           $     45,000   $  1,226,195
  Settlement of related party advances
      through acquistion of land                $          -   $    290,328
  Transfer of land to investment in
      joint venture                             $    392,251   $          -


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

NOTE 2 - BUSINESS CONDITION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine-month periods ended September 30, 2006 and 2005, the Company incurred net losses of $1,142,994 and $5,619,424, respectively. As of September 30, 2006, the Company's losses accumulated from inception totaled $18,921,577. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

NOTE 3 - BASIC AND DILUTED PER SHARE

         Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. As of and for the three and nine months ended September 30, 2006, the Company had 4,000,000 stock options and 812,867 warrants compared to 2,900,000 stock options for the three and nine months ended September 30, 2005, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - STOCK BASED COMPENSATION

         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

         For the nine months ended September 30, 2006, the Company calculated compensation expense of $388,005 related to stock options.

         For options granted subsequent to the adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option-pricing model. The Company had no stock option grants during the nine months ended September 30, 2006, and granted 900,000 stock options during the nine months ended September 30, 2005. The weighted average fair value of stock options at the date of grant during the nine months ended September 30, 2005, was $0.85

         The following are the weighted-average assumptions used for options granted during the nine months ended September 30, 2006 and 2005:

                                                2006             2005
                                              --------         --------

        Risk free interest rate                 N/A             3.71%
        Expected life                           N/A            3 Years
        Dividend yield                          N/A                -
        Volatility                              N/A              166%

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

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         A summary of stock option activity for the nine months ended September 30, 2006, is presented below:

                                                    Weighted
                                      Weighted      Average
                           Shares     Average       Remaining     Aggregate
                           Under      Exercise     Contractual    Intrinsic
                           Option      Price          Life          Value
                        ----------   ----------   -----------   -----------
Outstanding at
January 1, 2006          4,500,000   $     0.20
  Granted                        -
  Exercised                      -
  Forfeited                      -
  Expired                 (500,000)       (0.10)
                        ----------

Outstanding at
September 30, 2006       4,000,000   $     0.21        *        $  752,000
                        ==========

Exercisable at
September 30, 2006       2,628,572   $     0.12        *        $  724,571
                        ==========

                        * 1,600,000 of these options do not have a stated
                          expiration date; the remaining 2,400,000 options have a remaining contractual life of 1.11 years

         As  of  September  30,  2006,  there  was  approximately   $749,022  of
unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 3.5 years.

         In May 2006, the Company changed the expiration date on 1,500,000 options from July 2006 to July 2007. Using the Black-Scholes option pricing model and a risk free interest rate of 4.99%, volatility of 114.74% and an expected life of 1 year, it was determined that and additional expense of $12,600 was incurred.

         Prior to January 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and made proforma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in FASB 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts below for the three and nine months ended September 30, 2005, as indicated below:

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                     For the Three          For the Nine
                                     Months Ended           Months Ended
                                  September 30, 2005     September 30, 2005
                                  ------------------     -------------------

Net loss                          $       (1,442,533)    $        (5,619,424)
Add:  Stock-based  employee
 compensation expense
 included in net loss                              -                 702,000
Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards                       -                (760,949)
                                  ------------------     -------------------
Pro forma net loss applicable
 to common shareholders           $       (1,442,533)    $        (5,678,373)
                                  ==================     ===================
Basic and diluted loss per
 common share as reported         $            (0.04)    $             (0.16)
                                  ==================     ===================
Basic and diluted loss per
common share pro forma            $            (0.04)    $             (0.13)
                                  ==================     ===================

NOTE 5 - RELATED PARTY TRANSACTIONS

         Certain officers and shareholders of the Company have from time to time settled operating expenses on behalf of the Company. During the nine months ended September 30, 2006, the Company borrowed an additional $115,000, and made payments of $40,000, resulting in payables to related parties of $197,445. All amounts are due on demand and bear no interest.

         The Company also has notes payable to shareholders and officers. During 2006, the Company received proceeds from these individuals totaling $50,000. During 2006, the Company has made $130,000 in cash payments related to these notes. These notes bear interest at 10% and are currently due. As of September 30, 2006, the amount due under these notes payable was $770,554. During the nine months ended September 30, 2006, the Company accrued interest on the notes of $59,123 and paid $10,000 in cash. As of September 30, 2006, the accrued interest due was $317,368.

NOTE 6 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash - During the nine months ended September 30, 2006, the Company issued 775,734 shares of common stock and 812,867 warrants to purchase common stock with exercise prices ranging from $0.30 to $1.25 per share for proceeds of $332,720. The warrants vest immediately with 137,867 warrants expiring in March 2008 and 675,000 warrants expiring in May 2009. The proceeds were allocated $152,049 to common stock and $180,671 to the warrants, based on their relative fair values on the date of issuance. The fair value of the warrants was $395,352 determined by the Black-Scholes option pricing model using the following assumptions: estimated volatility of 114.63% estimated risk-free interest rate of 4.91% estimated yield of 0% and estimated term ranging from two to three years.

         The Company also issued 407,739 shares of common stock for proceeds of $92,500 or at a price ranging from $0.20 to $0.36 per share.

         Common Stock Issued for Services - During the nine months ended September 30, 2006, the Company issued 64,284 shares of common stock for services rendered of $48,914 or at a price of $0.75 per share.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Common Stock Issued for Financing Fees - During the nine months ended September 30, 2006, the Company issued 65,000 shares of common stock for financing fees of $42,250 or at a price of $0.65 per share.

         Common Stock Issued for Liabilities - During the nine months ended September 30, 2006, the Company issued 70,311 shares of common stock for satisfaction of liabilities of $45,000 or at a price of $0.65 per share.

NOTE 7 - INVESTMENT IN JOINT VENTURE

         On June 29, 2006 the Company entered into a joint venture agreement with United Fund Advisors, L.L.C. (UFA) of Portland Oregon. Under the agreement, a new entity, Mountain Island Energy Holdings, L.L.C. (MIEH) was formed. MIEH was formed for the purpose of applying to the US Treasury and US Department of Energy for an award of federal advanced clean coal project tax credits under
Section 48A of the Internal Revenue Code. UFA and the Company each own 50% of MIEH. Under the agreement, Reynold Roeder of UFA and Mitchell J. Hart of the Company will serve as managing directors of MIEH. Under the MIEH operating agreement, UFA was required to make capital cash contributions to MIEH totaling $1,000 along with agreed upon services. During the nine months ended September 30, 2006, UFA contributed $31,000 in cash, and services valued at $170,000. The Company, according to the operating agreement, was required to contribute land and certain professional service work related to the development of the land. During the nine months ended September 30, 2006, the Company contributed land and development costs valued at $392,251. There were no substantial operations for the nine months ended September 30, 2006.

NOTE 8 - CONTINGENCIES

         In March 2006, a former employee of the Company filed suit for back wages. On April 21, 2006, the suit was settled. The settlement agreement included three payments of $10,000 each to be paid May 1, 2006, September 1, 2006, and December 1, 2006. As of November 10, 2006 the first and second payments of $10,000 have been made. This amount was accrued by the Company at December 31, 2005.

NOTE 9 - PRIOR PERIOD ADJUSTMENT

         During the quarter ended September 30, 2006 it was discovered that back in June 2005 the Company incorrectly reported $100,000 as equity when it should have been reported as a note payable. The Company will be filing an amended 2005 10KSB to report the correct numbers. This report includes the amended 2005 balance sheet that will be reported in the amended 2005 10QSB's.

NOTE 10 - SUBSEQUENT EVENTS

         Mountain Island Energy, LLC ('MIE') of Soda Springs, Idaho, a subsidiary of Terra Systems Inc., and United Fund Advisors, LLC of Portland, Oregon announced the formation of Sage Island Energy, LLC, a Delaware limited liability company. Sage Island Energy was formed to respond to the Wyoming Infrastructure Authority Request for Proposal, which seeks to establish a public-private partnership to develop a 'clean coal' demonstration project (or projects). It is anticipated that this project will demonstrate the production of energy from coal mined and converted to electrical power in the State of Wyoming using integrated gasification combined cycle technology.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

         Nine months ended September 30, 2006, compared to nine months ended September 30, 2005:

         From inception through September 30, 2006, we have incurred losses totaling $18,921,577 and generated revenues of $572,245 from operations. During the nine months ended September 30, 2006, we had sales revenues of $0. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities.

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

         Our net loss for the nine months ended September 30, 2006, was $1,142,994, compared to a net loss for the nine months ended September 30, 2005, of $5,619,424. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the nine months ended September 30, 2006, were approximately $1,143,660, of which approximately 91% were general and administrative. Our expenses for the nine months ended September 30, 2005, were approximately $5,775,094 of which approximately 97% were general and administrative. The increase in general and administrative expenses during the nine months ended September 30, 2005, was due to the issuance of 5,286,900 shares of common stock valued at $4,544,171 for services and financing fees. Also, during the nine months ended September 30, 2005, the Company recognized $702,000 in expense relating to stock options granted during the period. For the nine months ended September 30, 2006, depreciation and amortization expense was $6,399, compared to depreciation and amortization expense of $2,964 for the nine months ended September 30, 2005.

Three months ended September 30, 2006, compared to three months ended September 30, 2005:

         Our net loss for the three months ended September 30, 2006, was $344,274, compared to a net loss for the three months ended September 30, 2005, of $1,442,533. The net loss was attributable to lower than expected revenues from sales of our products and services and higher research and development and general and administrative expenses. Our expenses for the three months ended September 30, 2006, were approximately $344,274, of which approximately 91% were general and administrative. Our expenses for the three months ended September 30, 2005, were approximately $1,445,176 of which approximately 92% were general and administrative. The increase in general and administrative expenses during the three months ended September 30, 2005, was due to the issuance of 1,211,801 shares of common stock valued at $1,100,966 for services and financing fees. For the three months ended September 30, 2006, the depreciation and amortization expense was $2,133, compared to depreciation and amortization expense of $1,101 for the three months ended September 30, 2005.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         In March 2006, a former employee of the Company filed suit for back wages. On April 21, 2006, the suit was settled. The settlement agreement included three payments of $10,000 each to be paid May 1, 2006, September 1, 2006, and December 1, 2006. As of November 10, 2006 the first and second payments of $10,000 have been made. This amount was accrued by the Company at December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended September 30, 2006, the Company issued 407,739 shares of common stock for proceeds of $92,500 at a price ranging from $0.20 to $0.36 per share.

         The proceeds were used to pay overhead expenses and for general working capital purposes.

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

Item 3. Defaults on Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the period covered by this report.

Item 5. Other Information

         There were no changes to the procedures by which security holders may recommend nominees to he Company's Board of Directors.

Item 6. Exhibits

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


         Terra Systems, Inc.



         By: /s/ Clayton Timothy
            ------------------------
            Clayton Timothy CEO

         Date: November 13, 2006


         By: /s/ Mark Faerber
            ------------------------
            Mark Faerber
            Consultant performing certain services for the Company commonly performed by a Chief Financial Officer

         Date: November 13, 2006

--------------------------------------------------------------------------------