Form 10KSB
period 2006-12-31
TERRA SYSTEMS CORP
filed 2007-04-17
CIK 1027876

================================================================================

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For fiscal year ended December 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
             ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class: Common Stock, $0.001 par value Outstanding as of April 13, 2007: 44,403,056

Check whether there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes  X  No
                                 ---     ---

State issuer's revenue for the fiscal year ended December 31, 2006: $45,897

As of December 31, 2006, the registrant had 42,675,356 shares of common stock outstanding. The aggregate market value of the 32,072,064 shares of voting stock held by non-affiliates as of that date was approximately $12,828,826

As of April 13, 2007, when this report was prepared, the registrant had 44,403,056 shares of common stock outstanding. The aggregate market value of the 33,799,764 shares of voting stock held by non-affiliates as of that date was approximately $10,477,927.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Description of Business                                            4
Item 2.    Description of Property                                           11
Item 3.    Legal Proceedings                                                 11
Item 4.    Submission of Matters to a Vote of Security Holders               11

                                     PART II

Item 5.    Market for Common Equity, Related Stockholder Matters
           and Issuer Purchase of Securities                                 11
Item 6.    Management's Discussion and Analysis                              13
Item 7.    Financial Statements                                              15
Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                               15
Item 8A.   Controls and Procedures                                           15
Item 8B.   Other Information                                                 16

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons, Compliance with Section 16(a) of the
           Exchange Act                                                      16

Item 10.   Executive Compensation                                            18

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters                    20

Item 12.   Certain Relationships and Related Transactions                    21

Item 13.   Exhibits                                                          21

Item 14.   Principal Accountant Fees and Services                            22

Signatures                                                                   23

         PART I

Item 1.  Description of Business

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

         Our common stock began trading in July 1996 and was quoted under the ticker symbol "TSYI" on the OTC Bulletin Board in 2001. On November 15, 2001 the stock ceased to trade on the OTC Bulletin Board, and began trading on the Pink Sheets under the ticker symbol TSYI.PK. In September 2006, our stock began trading again on the OTC Bulletin Board under the ticker symbol "TSYI".

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

         We believe that we will be able to comply in all material respects with the laws and regulations governing the industry and that compliance with those laws will not have a material effect on our operations. However, various federal and state agencies may propose new legislation that may adversely affect our business, financial condition and results of operations. We are not aware of any probable government regulations that may adversely affect our business.

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

         Employees

         As of December 31, 2006, we had three full-time employees, one part-time employee, and three consultants and advisors. There were no organized labor agreements or union agreements between Terra Systems, Inc. and our employees. We believe that relations with our employees have been and will continue to be good.

RISK FACTORS

         We have a history of losses and an accumulated deficit of approximately $19,190,814 as of December 31, 2006, and approximately $17,778,583 as of December 31, 2005. If we do not become profitable or maintain profitability in the future, we may not be able to continue to operate.

         We incurred net losses of approximately $19,190,814 for the period from February 1996 through December 31, 2006. We expect to continue to incur substantial net losses in the foreseeable future. If we do not become profitable within the time frame expected by investors, the market price of our common stock likely will decline. If we continue to incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. We do not know when or if we will become profitable. If we do achieve profitability, we may not sustain or increase profitability in the future. As a result, we may not be able to continue to operate.

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

         Our independent registered public accounting firm has issued its report dated April 13, 2007, that includes an explanatory paragraph stating that our deficit in working capital, negative cash flows from operations, shareholders deficit and recurring net losses raise substantial doubt about our ability to continue as a going concern. If we are not successful in generating additional sales, reducing expenses, or obtaining additional financing through this offering or otherwise, we may be required to scale back or discontinue operations, in which case our investors could lose all or substantially all of their investment.

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

         We may not be able to obtain sufficient patent protection, which could harm our competitive position and increase our expenses.

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

         As of the date of this report, our common stock was traded on the OTC Bulletin Board under the ticker symbol "TSYI." Securities in the Bulletin Board market are generally more difficult to trade than those on the NASDAQ National Market, the NASDAQ Small Cap Market or the major stock exchanges. In addition, accurate price quotations are more difficult to obtain. Additionally, our common stock is subject to special regulations governing the sale of penny stock.

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

         You can identify forward-looking statements by the use of the words "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "proposed," or "continue" or the negative of those terms. Additionally, statements relating to our business plans, financial projections, capital needs, business development, capital raising and business strategies may also consist of or contain forward-looking statements. Such forward-looking statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risks outlined above. These factors may cause our actual results to differ materially from any forward-looking statement.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We expressly disclaim any obligation or intention to update any forward-looking statement.

Item 2.  Description of Property

         Terra Systems, Inc., occupies office space located at 7001 South 900 East, Ste 260. Terra Systems, Inc., is renting approximately 2300 square feet of space. The Company, through its wholly owned subsidiary, Mountain Island Energy, LLC, acquired 423 acres of land near Soda Springs, Idaho. The land is strategically located near existing industrial facilities and key infrastructure. We believe that these properties and facilities will be sufficient for our needs for the foreseeable future.

Item 3.  Legal Proceedings

         Litigation -- In March 2006, a former employee of the Company filed suit for back wages. On April 21, 2006, the suit was settled. The settlement agreement included three payments of $10,000 each to be paid May 1, 2006, September 1, 2006, and December 1, 2006. The first payment of $10,000 was made on May 1, 2006. As of December 31, 2006, all three payments were made.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Securities

         MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Market for Common Stock continued on the OTC Bulletin Board under the symbol TSYI

                                          High                   Low
2006
1st Quarter                              $ 0.80                $ 0.64
2nd Quarter                              $ 0.80                $ 0.45
3rd Quarter(1)                           $ 0.65                $ 0.35
4th Quarter                              $ 0.50                $ 0.34

2005
1st Quarter                              $ 2.05                $ 0.30
2d Quarter                               $ 1.01                $ 0.65
3d Quarter                               $ 1.02                $ 0.81
4th Quarter                              $ 0.99                $ 0.60

2004
1st Quarter                              $ 0.40                $ 0.18
2d Quarter                               $ 0.35                $ 0.18
3d Quarter                               $ 0.45                $ 0.18
4th Quarter                              $ 0.40                $ 0.24

(1) In September 2006, our stock began trading on the OTC bulletin Board under the ticker symbol "TSYI".

         The source of these high and low prices was the Pink Sheets and OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

         The market price of the common stock is subject to significant fluctuations in response to variations in the our quarterly operating results, general trends in the market for our technologies, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On December 31, 2006, the closing bid price of the common stock as reported by the OTC Bulletin Board was $0.40 per share.

         Holders

         As of December 31, 2006, there were approximately 288 shareholders of record of our common stock.

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

2005
         During the twelve months ending December 31, 2005, the Company issued 2,350,000 shares of common stock at $0.10 per share for proceeds of $235,000; 600,000 shares of common stock at a price of $0.08 per share for proceeds of $50,000; 700,000 shares of common stock at a price of $0.07 per share for proceeds of $50,000; 125,000 shares of common stock at a price of $0.20 per share for proceeds of $25,000; 700,000 shares of common stock at a price of $0.25 per share for proceeds of $175,000; 60,000 shares of common stock at a price of $0.50 per share for proceeds of $30,000; 350,000 shares of common stock at a price of $0.30 per share or $105,000 for satisfaction of debt; 100,000 shares of common stock at a price of $0.85 per share or $85,000 for satisfaction of debt; 543,091 shares of common stock at a price of $0.75 per share or $407,318 for financing fees; 508,936 shares of common stock at a price of $0.75 per share or $381,702 for settlement of debt; 1,302,743 shares of common stock at a price of $0.80 per share or $1,042,194 for settlement of debt; 90,000 shares of common stock at a price of $0.81 per share or $72,900 for services rendered; 1,270,000 shares of common stock at a price of $0.95 per share or $1,206,500 for services rendered; 2,697,257 shares of common stock at a price of $0.80 per share or $2,157,806 for services rendered; 25,000 shares of common stock as a price of $0.86 per share or $21,500 for services rendered; 52,941 share of common stock at a price of $0.81 per share or $42,882 for services rendered; 50,001 shares of common stock at a price of $0.84 per share or $41,999 for services rendered; 200,000 shares of common stock at a price of $0.75 per share or $150,000 for services rendered; 878,048 shares of common stock at a price of $0.93 per share or $816,585 in connection with an acquisition; 255,812 shares of common stock at a price of $0.86 per share or $220,000 in connection with an acquisition.

2006
         During the twelve months ending December 31, 2006, the Company issued 342,401 shares of common stock at $0.30 per share for proceeds of $102,720;
500,000 shares of common stock at a price of $0.50 per share for proceeds of $250,000; 28,572 shares of common stock at a price of $0.35 per share for proceeds of $10,000; 312,500 shares of common stock at $0.20 per share for proceeds of $62,500; 65,000 shares of common stock at a price of $0.65 per share for financing fees and interest valued at $42,250; 70,311 shares of common stock valued at $0.65 per share or $45,702 for satisfaction of debt; 64,284 shares of common stock at a price of $0.75 per share or $48,213 for services rendered.

         The sales of shares to the buyers were made in reliance on Section 4(2) of the 1933 Act, and rules and regulations promulgated thereunder, as transactions not involving any public offering. No advertising or general solicitation was employed in the issuance of the securities.

         The Company did not purchase any shares of its securities during 2006.

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

Results of Operations

Twelve months ended December 31, 2006  compared to twelve months  ended December
--------------------------------------------------------------------------------
31, 2005
--------

         From inception through December 31, 2006, we have incurred losses totaling $19,190,814 and generated revenues of $618,142 from operations. During the years ended December 31, 2006 and 2005, we had $45,897 and zero sales revenues respectively. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities.

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

         Our net loss for the year ended December 31, 2006 was approximately $1,412,231, compared to a net loss for the year ended December 31, 2005, of approximately $6,487,246. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the year ending December 31, 2006, were approximately $1,424,476 of which approximately 91% were general and administrative expenses. Our expenses for the year ended December 31, 2005, were approximately $6,702,276, of which approximately 91% were general and administrative. The increase in general and administrative expenses in 2005 was due to the issuance of 6,062,150 shares of common stock valued at $5,137,490 for services, financing fees and an acquisition. Also, during 2005 the Company recognized $728,331 in expense relating to stock options granted during the year. For the year ended December 31, 2006, depreciation and amortization expense was $8,532 compared to depreciation and amortization expense of $5,097 for the year ended December 31, 2005.

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

Item 7.  Financial Statements

         Audited  financial   statements  for  the  twelve-month  period  ending
December 31, 2006, are attached.

         Report of Independent Registered Public Accounting Firm            F-1

         Consolidated Balance Sheets- December 31, 2006 and 2005            F-2

         Consolidated Statements of Operations for the Years Ended
            December 31, 2006 and 2005 and for the Cumulative Period
            February 17, 1996 (Date of Inception), through December
            31, 2006                                                        F-3

         Consolidated Statement of Changes in Stockholders' Deficit
            for the Period February 17, 1996(Date of Inception),
            through December 31, 2006                                       F-4

         Consolidated Statements of Cash Flows for the Years Ended
            December 31, 2006 and 2005, and for the Cumulative
            Period February 17, 1996 (Date of Inception), through
            December 31, 2006                                               F-8

         Notes to Consolidated Financial Statements                         F-9

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

Item 8B. Other Information

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance Section 16(a) of the Exchange Act

MANAGEMENT

         The following table sets forth information about our board of directors and management team as of December 31, 2006.

Name                         Age         Position
-------------------          ---         ------------------------------------

Clayton D. Timothy           60          Chief Executive Officer and Director
George W. Ford               61          President and Director
L. Kent Harmon               52          Vice President and Director
Mitchell Hart                49          Vice President and Director
Robert Underwood(1)          63          Director

(1) Robert Underwood resigned from the board of directors as of December 31, 2006.

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

         Robert  Underwood,  Director-  Mr.  Underwood has a BA in Economics and
Languages from Brigham Young University and an MBA in Finance from the University of Utah. Prior to becoming a Director of TSYI, he had a 28 year career in commercial banking. He rose to Vice President/Manager of First Security Bank of Utah, NA, in which he specialized in commercial lending and had responsibility for multi-million dollar loan portfolios. He also spent 11 years as an adjunct instructor of economics a Brigham Young University and the American Institute of Banking. As noted, Mr. Underwood resigned as a Director of the Company on December 31, 2006.

Compliance with Section 16(a) of the Exchange Act

         None of the Company's executive officers or directors filed Forms 5 for the year ended December 31, 2006. During the twelve months ending December 31, 2006 no securities were sold by executive officers or directors.

Code of Ethics

         The Company is in the process of adopting a code of ethics for our principal executive and financial officers. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 10. Executive Compensation

EXECUTIVE COMPENSATION

         The Company's compensation program is designed to encompass several factors in determining the compensation of the Company's names executive officers. The following are the main objectives of the compensation program for the Company's named executive officers:

         *        Retain qualified officers
         * Provide overall corporate direction for the officers and also to provide direction that is specific to officer's respective areas of authority. The level of compensation amongst the officer group, in relation to one another, is also considered in order to maintain a high level of satisfaction within the leadership group. We consider the relationship that the officers maintain to be one of the most important elements of the leadership group.
         *        Provide a performance incentive for the officers.

         The Company's compensation program is designed to reward the officers in the following areas:

         *        achievement of specific goals;
         *        professional education and development;
         * creativity in the form of innovative ideas and analysis for new programs and projects;
         *        new program implementation;
         *        attainment of company goals, budgets, and objectives;
         *        results oriented determination and organization;
         *        positive and  supportive direction for  company personnel; and
         *        community involvement.

         As of the date of this Report, there were three principal elements of named executive officer compensation. The Board of Directors determines the portion of compensation allocated to each element for each individual named executive officer. The discussions of compensation practices and policies are of historical practices and policies. Our Board of Directors is expected to continue these policies and practices, but will reevaluate the practices and policies as it considers advisable.

     The elements of the compensation program include:

         *        Base salary;
         *        Stock options and stock awards
         *        Employee benefits in the form of:
                      *   Health and dental insurance
                      *   Life insurance
         *        Other de minimis benefits

     Base salary

         Base salary is intended to provide competitive compensation for job performance and to attract and retain qualified named executive officers. The base salary level is determined by considering several factors inherent in the market place such as: the size of the company; the prevailing salary levels for the particular office or position; prevailing salary levels in a given geographic locale; and the qualifications and experience of the named executive officer.

     Stock options and stock awards

         Stock ownership is provided to enable named executive officers and directors to participate in the success of the Company. The direct or potential ownership of stock will also provide the incentive to expand the involvement of the named executive officer to include, and therefore be mindful of, the perspective of stockholders of the Company.

     Employee benefits

         Several of the employee benefits for the named executive officers are selected to provide security for the named executive officers. Most notably, insurance coverage for health, life, and liability are intended to provide a level of protection to that will enable the named executive officers to function without having the distraction of having to manage undue risk. The health insurance also provides access to preventative medical care which will help the named executive officers function at a high energy level, to manage job related stress, and contribute to the overall well being of the named executive officers, all of which contribute to an enhanced job performance.

     Other de minimis benefits

         Other de minimis employee benefits such as cell phones, parking, and auto usage reimbursements are directly related to job functions but contain a personal use element which is considered to be a goodwill gesture that contributes to enhanced job performance.

         As discussed above, the Board of Directors determines the portion of compensation allocated to each element for each individual named executive officer. As a general rule, salary is competitively based while giving consideration to employee retention, qualifications, performance, and general market conditions. Typically, stock options are based on the current market value of the option and how that will contribute to the overall compensation of the named executive officer. Consideration is also given to the fact that the option has the potential for an appreciated future value. As such, the future value may be the most significant factor of the option, but it is also more difficult to quantify as a benefit to the named executive officer.

         Accordingly, in determining the compensation program for the Company, as well as setting the compensation for each named executive officer, the Board of Directors attempts to attract the interest of the named executive officer within in the constraints of a compensation package that is fair and equitable to all parties involved.

         This table provides summary information concerning compensation earned by or paid to each named executive officer for services rendered in all capacities to us during fiscal year 2006.

                                                    SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Change in
                                                                      Non-Equity         Pesion Value
                                                   Stock    Option   Incentive Plan      and Deferred        All Other
  Name and                    Salary(1)   Bonus    Awards   Grants    Compensation   Compensation Earnings  Compensation    Total
  Position           Year        $         $        $        $            $                   $                  $            $
-----------------------------------------------------------------------------------------------------------------------------------
Clayton Timothy,
Chief Exective
Officer              2006     120,000         -        -        -          -                  -                  -         120,000
-----------------------------------------------------------------------------------------------------------------------------------
George W. Ford,
President            2006     120,000         -        -        -          -                  -                  -         120,000
-----------------------------------------------------------------------------------------------------------------------------------
Mitchell J. Hart,
Vice President       2006     120,000         -        -        -          -                  -                  -         120,000
-----------------------------------------------------------------------------------------------------------------------------------

         (1) Actual  compensation  paid to each named  officer was $110,000  with $10,000 each being  accrued as a liability as of
December 31, 2006.

         The following table provides summary information concerning outstanding equity awards for named executive officers as of December 31, 2006.

                                         OUTSTANDING EQUITY AWARDS AT FISCAL 2006 YEAR-END
                                     Option Awards                                           Stock Awards
                  ----------------------------------------------------- ---------------------------------------------------------
                                                                                                                    Equity
                                                                                                    Equity         Incentive
                                                                                                   Incentive      Plan Awards:
                                                    Equity                                        Plan Awards:      Market or
                                                   Incentive                         Market        Number of      payout value
                                                  Plan Awards:           Number of  value of       Unearned       of unearned
                    Number of     Number of        Number of             Shares or  Shares or     Shares, Units   Shares, Units
                    Securities    Securities      Securities             Units of    Units of      or other          or other
                    Underlying    Underlying      Underlying            Stock that  Stock that    rights that      rights  that
                    Unxercised    Unxercised      Unexercised   Option   Have not    have not      have not          have not
   Name and         Options (#)   Options (#)      Unearned    Exercise   vested      vested        vested            vested
   Position         Exercisable  Unexercisable     Options      Price      (#)         ($)           (#)                ($)
----------------------------------------------------------------------- ---------------------------------------------------------
Clayton Timothy,
Chief Exective
Officer               800,000             -            -         0.10        -          -              -                 -
------------------------------------------------------------------------------------------------------------------------------
George W. Ford,
President             114,286       685,714            -         0.38        -          -              -                 -
------------------------------------------------------------------------------------------------------------------------------
Mitchell J. Hart,
Vice President        114,286       685,714            -         0.38        -          -              -                 -
------------------------------------------------------------------------------------------------------------------------------

         Stock Options Granted In 2006

         No stock options were granted to the Executive officers and directors during the twelve months ended December 31, 2006..

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information regarding beneficial ownership of our common stock as of December 31, 2006, by:

         * Each person or entity known to us to own beneficially more than 5% of our common stock;

         *        Each of the named executive officers;

         *        Each of our directors; and

         *        All executive officers and directors as a group.

         The following table assumes the applicable percentage ownership is based on 42,675,356 shares of common stock outstanding as of December 31, 2006 and 2,628,572 shares of common stock options that are exercisable.

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

Shareholder                        Shares Beneficially          Percentage of
                                          Owned                   Ownership

Clayton Timothy
Chief Executive Officer,
Director                               4,576,465(1)                10.53%

George W. Ford
President, Director                      872,751(4)                 2.04%

L. Kent Harmon
Vice President, Director               3,350,000(1)                 7.70%

Mitchell Hart
Vice President, Director                 397,751(4)                 0.93%

Robert Underwood
Director(5)                            2,468,903(1)                 5.68%

CHT Holding Trust(2)
3037 Soma Place
Costa Mesa, CA 92626                   2,505,000                    5.87%

Reynold Roeder
805 SW Broadway, Suite 580
Portland, OR 97205                     5,000,000(6)                10.56%

All Executive Officers and
Directors as A group
(5 individuals)                       11,665,870(3)                25.75%

(1)   Shares  beneficially  owned  include  options  to  purchase  up to 800,000 shares.
(2) Shares held by CHT Holding Trust, of which Howard Hucks is the trustee and Wayne Hansen and Valgene Blackburn are beneficiaries.
(3)   Shares  beneficially  owned  include  options to purchase up to  2,628,572 shares.
(4)   Shares  beneficially  owned  include  options  to  purchase  up to 114,286 shares.
(5)   As noted above, Mr. Underwood resigned as a director on December 31, 2006.
(6) Includes 312,500 shares and options to purchase an additional 4,687,500 shares. Mr. Roeder owns the securities jointly with Wendy Roeder.

Securities Authorized Under Equity Compensation Plans

         As of December 31, 2006, the Company had no equity compensation plans or option plans.

Item 12. Certain Relationships and Related Transactions

       None.

Item 13. Exhibits

Exhibit No.       Title of Document
-----------       -----------------

2 Articles of Merger of Terra Systems, Inc., with and into Terra Merger Subsidiary, Inc., incorporated by reference from the Company's Form 10-SB, filed with the Commission on September 6, 2000.
3.1 Amended and Restated Articles of Incorporation of Terra Systems, Inc., formerly known as Xullux, Inc., incorporated by reference from the Company's Form 10-SB, filed with the Commission on September 6, 2000.
3.2 Articles of Incorporation of Terra Merger Subsidiary, Inc., incorporated by reference from the Company's Form 10-SB, filed with the Commission on September 6, 2000.
3.4               Revised  Bylaws  of Terra  Systems,  Inc.  (formerly  known as
                  Xullux, Inc.), incorporated by reference from the Company's Form 10-SB, filed with the Commission on September 6, 2000.
10.1 Agreement Between Terra Systems, Inc., and XCEL Associates, Inc., dated March 29, 2000, incorporated by reference from Amendment No. 1 to the Company's Form 10-SB, filed with the Commission on December 1, 2000.
10.2 Memorandum of Affiliation between the Company and Clayton Timothy, dated May 12, 2005 (filed herewith)
10.3              Memorandum  of  Affiliation  between the Company and George W.
                  Ford Jr., dated May 12, 2005 (filed herewith)

10.4              Memorandum of Affiliation  between the Company and Mitchell J.
                  Hart, dated May 12, 2005 (filed herewith)
31.1              Rule 13a-14(a)/15d-14(a) Certification
31.2              Rule 13a-14(a)/15d-14(a) Certification
32.1              Section 1350 Certification
32.2              Section 1350 Certification

99.1 Stock Issuance with A Call Option Vesting Schedule & Stock Issued for Services - Non Employees, incorporated by reference from Amendment No. 1 to the Company's Form 10-SB, filed with the Commission on December 1, 2000.

Item 14. Principal Accountant Fees and Services

(1) AUDIT FEES

      Audit fees billed during 2006 were $52,000, which were paid during 2006.

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


Date: April 13, 2007

                TERRA SYSTEMS, INC.


                           By:  /s/ Clayton Timothy
                                -----------------------------------------------
                                Clayton Timothy
                                CEO
                                (Principal Executive Officer)



                           By:  /s/ Mark Faerber
                                -----------------------------------------------
                                Mark Faerber
                                Consultant performing services for the Company commonly performed by a chief financial officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April  13, 2007

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






                           December 31, 2006 and 2005

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)


                                TABLE OF CONTENTS



    Report of Independent Registered Public Accounting Firm                 F-1

    Consolidated Balance Sheets - December 31, 2006 and 2005                F-2

    Consolidated Statements of Operations for the Years Ended
       December 31, 2006 and 2005, and for the Cumulative
       Period February 17, 1996 (Date of Inception), through
       December 31, 2006                                                    F-3

    Consolidated Statement of Changes in Stockholders'
       Deficit for the Period February 17, 1996 (Date of
       Inception), through December 31, 2006                                F-4

    Consolidated Statements of Cash Flows for the Years
       Ended December 31, 2006 and 2005, and for the
       Cumulative Period February 17, 1996 (Date of
       Inception), through December 31, 2006                                F-8

    Notes to Consolidated Financial Statements                              F-9

HANSEN, BARNETT & MAXWELL, P.C.
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS                Registered with the Public Company
   5 Triad Center, Suite 750                    Accounting Oversight Board
 Salt Lake City, UT 84180-1128
     Phone: (801) 532-2200
      Fax: (801) 532-7944
        www.hbmcpas.com




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Terra Systems, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Terra Systems, Inc. and Subsidiary (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005 and for the cumulative period from February 17, 1996 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Systems, Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period from February 17, 1996 through December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses and negative cash flows from operations during each of the two years in the period ended December 31, 2006 and from inception through December 31, 2006. As of December 31, 2006, the Company had an accumulated deficit of $19,190,814 and negative working capital of $2,299,672. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Note 1 and Note 6 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards123(R) "Share-Based Payment".





                                       HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
April 13, 2007

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                 December 31,     December 31,
                                                    2006              2005
                                                -------------    --------------
                                     ASSETS
Current Assets
     Cash                                       $      52,091    $      184,930
     Other current assets                               5,391             5,395
                                                -------------    --------------
         Total Current Assets                          57,482           190,325
                                                -------------    --------------

Property and Equipment
     Land and water rights                                  -           378,126
     Furniture and equipment                          582,407           487,256
     Software                                          10,380            10,380
     Less:  Accumulated depreciation                 (474,128)         (465,596)
                                                -------------    --------------
         Net Property and Equipment                   118,659           410,166
                                                -------------    --------------

Investment in joint venture                           392,251                 -
                                                -------------    --------------
Total Assets                                    $     568,392    $      600,491
                                                =============    ==============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                           $     531,087    $      427,502
     Accounts payable to related parties              197,445           122,445
     Accrued liabilities                              331,935           335,866
     Accrued interest to related parties              326,133           268,245
     Notes payable to stockholders                    970,554           850,554
                                                -------------    --------------
         Total Current Liabilities                  2,357,154         2,004,612
                                                --------------   --------------

Stockholders' Deficit
     Common stock - $0.001 par value;
       100,000,000 shares authorized;
     42,675,356 and 41,292,288 issued
       and outstanding, respectively                   42,672            41,292
     Additional paid-in capital                    17,359,380        16,333,170
     Deficit accumulated during
       development stage                          (19,190,814)      (17,778,583)
                                                -------------    --------------
         Total Stockholders' Deficit               (1,788,762)       (1,404,121)
                                                -------------    --------------

Total Liabilities and Stockholders'  Deficit    $     568,392    $      600,491
                                                =============    ==============


      See accompanying notes to condensed consolidated financial statements

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                From Inception
                                                                    of the
                                                               Development Stage
                                      For the Year Ended        on February 17,
                                          December 31,           1996 Through
                                 -----------------------------   December 31,
                                     2006             2005           2006
                                 -------------   ------------- -----------------

Revenues                         $      45,897   $           -   $      618,142
Cost of Revenues                        44,968               -   $      450,245
                                 -------------   ------------- -----------------

   Gross Profit                            929               -          167,897
                                 -------------   ------------- -----------------

Operating Expenses
   Research and development                  -          16,225        2,063,996
   General and administrative        1,296,669       6,109,756       15,015,842
   Depreciation and amortization         8,532           5,097          795,101
                                 -------------   ------------- -----------------
       Total Operating Expenses      1,305,201       6,131,078       17,874,939
                                 -------------   ------------- -----------------

       Loss from Operations         (1,304,272)     (6,131,078)     (17,707,042)
                                 -------------   ------------- -----------------

Nonoperating Income/(Expenses)
   Other income                         12,245          62,003           74,248
   Interest expense                   (120,204)       (571,198)      (1,391,013)
   Interest income                           -               -            1,709
   Gain from settlement of debt              -               -           64,284
   Loss on sale of securities                -               -          (99,000)
   Gain (loss) on sale of assets             -         153,027         (134,000)
                                 -------------   ------------- -----------------

   Net Nonoperating Expenses          (107,959)       (356,168)      (1,483,772)
                                 -------------   ------------- -----------------

Net Loss                         $  (1,412,231)  $  (6,487,246)  $  (19,190,814)
                                 =============   ============= =================
Basic and Diluted Loss
 Per Share                       $       (0.03)  $       (0.18)
                                 =============   =============
Weighted Average Shares
 Outstanding                        42,072,927      35,726,714
                                 =============   =============




      See accompanying notes to condensed consolidated financial statements

                                           TERRA SYSTEMS, INC. AND SUBSIDIARY
                                             (A Development Stage Company)
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                                             Deficit
                                                           Common                          Accumulated
                           Common Stock        Additional   Stock    Subscrip-  Deferred   During the       Total
                       ---------------------    Paid-In    Subscrip-   tion      Compen-   Development   Stockholders'
                        Shares      Amount      Capital     tions    Receivable  sation      Stage          Deficit
----------------------------------------------------------------------------------------------------------------------
Balance - February 17,
  1996 (Inception)              -  $      -   $         -  $      -  $      -  $       -  $           -  $           -
Shares issued to
  founders
   March 1996 -
    $0.00 per share    48,000,000    48,000       (47,520)        -         -          -              -            480
Shares issued to
  acquire Xullux
   May 1996 - $0.00
    per share           2,955,100     2,955        (2,955)        -         -          -              -              -
Common stock
  subscriptions July
  1996 through
  September 1996                -         -             -   196,000         -          -              -        196,000
Shares issued for
  marketable
  securities
   September 1996 -
     $0.80 per share       19,000        19        15,181   174,800         -          -              -        190,000
Shares issued for cash
   September 1996 -
     $0.80  to $1.00
     per share            706,500       707       667,793    10,000         -          -              -        678,500
   October 1996 -
    $0.80 per share       350,000       350       279,650         -         -          -              -        280,000
   November 1996 -
    $1.75 per share        12,000        12        20,988         -         -          -              -         21,000
   December 1996 -
    $1.75 to $2.00
    per share              57,500        58       103,692         -         -          -              -        103,750
   January 1997 -
    $1.00 to $1.75
    per share             126,000       126       145,374         -         -          -              -        145,500
   February 1997 -
    $1.00 per share       100,000       100        99,900         -         -          -              -        100,000
   March 1997 - $1.75
    per share              25,413        25        44,448         -         -          -              -         44,473
   April 1997 - $2.00
    per share               7,500         8        14,992         -         -          -              -         15,000
   May 1997 - $1.00
    per share             100,000       100        99,900         -         -          -              -        100,000
   June 1997 - $1.00
    per share              90,000        90        89,910         -         -          -              -         90,000
   August 1997 - $0.50
    to $1.00 per share     70,000        70        44,930         -         -          -              -         45,000
   October 1997 -
    $1.00 per share        25,000        25        24,975         -         -          -              -         25,000
   November 1997 -
    $0.72 to $0.80 per
    share                 172,399       173       128,243         -         -          -              -        128,416
   December 1997 -
    $0.80 per share        84,375        84        67,416         -         -          -              -         67,500
   April 1998 - $0.50
    to $0.73 per share    239,502       240       146,671         -         -          -              -        146,911
   May 1998 - $0.75 to
    $0.80 per share        38,333        38        29,962         -         -          -              -         30,000
   June 1998 - $0.75
    per share              30,146        30        22,579         -         -          -              -         22,609
   July 1998 - $0.36
    to $0.73 per share    236,846       237       119,368         -         -          -              -        119,605
   August 1998 - $0.50
    per share              20,000        20         9,980         -         -          -              -         10,000
   November 1998 -
    $0.30 to $0.33 per
    share                  78,000        78        24,772         -         -          -              -         24,850
   December 1998 -
    $0.32 to $0.33 per
    share                  72,900        73        23,664         -         -          -              -         23,737
   January 1999 -
    $0.50 per share       100,000       100        49,900         -         -          -              -         50,000
   April 1999 - $0.25
    per share              20,000        20         4,980         -         -          -              -          5,000
   May 1999 - $0.50
    per share              20,000        20         9,980         -         -          -              -         10,000
   June 1999 - $0.50
    per share             100,000       100        49,900         -         -          -              -         50,000
   July 1999 - $0.25
    per share             200,000       200        50,260         -         -          -              -         50,460
   September 1999 -
    $0.40 and $0.50
    per share             145,000       145        59,855         -         -          -              -         60,000
   October 1999 -
    $0.50 per share        60,000        60        29,940         -         -          -              -         30,000
   December 1999 -
    $0.50 per share        60,000        60        29,940         -         -          -              -         30,000
   January 2000 -
    $0.25 per share        12,000        12         2,988         -         -          -              -          3,000
   February 2000 -
    $0.25 per share        40,000        40         9,960         -         -          -              -         10,000
   March 2000 -
    $0.25 per share       139,340       140        34,696         -         -          -              -         34,836


                         See accompanying notes to condensed consolidated financial statements

                                                          F-4

                                           TERRA SYSTEMS, INC. AND SUBSIDIARY
                                             (A Development Stage Company)
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                      (CONTINUED)


                                                                                             Deficit
                                                           Common                          Accumulated
                           Common Stock        Additional   Stock    Subscrip-  Deferred   During the       Total
                       ---------------------    Paid-In    Subscrip-   tion      Compen-   Development   Stockholders'
                        Shares      Amount      Capital     tions    Receivable  sation      Stage          Deficit
----------------------------------------------------------------------------------------------------------------------
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

                         See accompanying notes to condensed consolidated financial statements

                                           TERRA SYSTEMS, INC. AND SUBSIDIARY
                                             (A Development Stage Company)
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                      (CONTINUED)


                                                                                             Deficit
                                                           Common                          Accumulated
                           Common Stock        Additional   Stock    Subscrip-  Deferred   During the       Total
                       ---------------------    Paid-In    Subscrip-   tion      Compen-   Development   Stockholders'
                        Shares      Amount      Capital     tions    Receivable  sation      Stage          Deficit
----------------------------------------------------------------------------------------------------------------------
   June 2003 - $0.18
    per share             200,000       200        34,800         -         -          -              -         35,000
   December 2003 -
    $0.36 per share     1,326,216     1,326       476,112         -         -          -              -        477,438
   November 2003 -
    $0.25 per share        40,000        40         9,960         -         -          -              -         10,000
Exercise of share
  rights
   May 2000 - $0.25
    per share (cash)      400,000       400        99,600         -         -          -              -        100,000
   October 2000 -
    $0.25 per share
    (cash)                300,000       300        59,700         -         -          -              -         60,000
   November 2000 -
    $0.20 per share
    (services)            225,000       225        44,775         -         -          -              -         45,000
   December 2000 -
    $0.20 per share
    (cash)                 75,000        75        14,925         -         -          -              -         15,000
Exercise of stock
  options
   April 2000 - $0.20
    per share
    (conversion of
    debt)                 500,000       500        99,500         -         -          -              -        100,000
   December 2000 -
    $0.20 per share
    (cash)                 25,000        25         4,975         -         -          -              -          5,000
   January 2001 -
    $0.20-$0.25 per
    share                 825,000       825       166,675         -         -          -              -        167,500
Share redemptions
   September 1996 - no
    consideration      (3,000,000)   (3,000)        3,000         -         -          -              -              -
   December 1996 -
    $0.001 per share  (36,775,000)  (36,775)            -         -         -          -              -        (36,775)
   December 1999 -
    $1.13 per share      (100,000)     (100)     (112,300)        -         -    112,400              -              -
   March 2000 - $1.13
    per share             (50,000)      (50)      (56,150)        -         -     56,200              -              -
Payment on
 subscription
 receivable                     -         -             -         -    51,250          -              -         51,250
Return of shares in
 satisfaction of
 subscription
 receivable              (130,000)     (130)      (25,870)        -    26,000          -              -              -
Write off subscription
  receivable balance            -         -             -         -    22,750          -              -         22,750
Compensation from
  grant of stock
  rights and options            -         -     1,106,626         -         -          -              -      1,106,626
Consulting expense
  from grant of share
  right                         -         -       818,500         -         -          -              -        818,500
Amortization of
  deferred
  compensation                  -         -             -         -         -    319,395              -        319,395
Net loss from February
   17, 1996 through
   December 31, 2003            -         -             -         -         -          -    (10,679,545)   (10,679,545)
Shares issued for
  services
   April 2004 - $0.28
    per share             375,000       375       107,625         -         -          -              -        108,000
   August 2004 - $0.22
    per share             204,546       204        61,161         -         -          -              -         61,365
Shares issued in
  satisfaction of
  liabilities and
  interest
   May 2004 - $0.25
    per share             635,966       635       158,355         -         -          -              -        158,990
   December 2004 -
   $0.30 per share        900,000       900       269,100         -                    -              -        270,000
Shares issued for
  financing fees
   May 2004 - $0.30
    per share               2,713         3           811         -         -          -              -            814
Shares issued for cash
   April 2004 - $0.14
    per share              84,500        85        11,915         -         -          -              -         12,000
   June 2004 - $0.14
    per share              35,500        36         4,964         -         -          -              -          5,000
   June 2004 - $0.19
    per share              84,210        84        15,916         -         -          -              -         16,000
   December 2004 -
    $0.33 per share        30,000        30         9,970         -         -          -              -         10,000
Net loss for period             -         -             -         -         -          -       (611,792)      (611,792)
                      -----------  --------   -----------  --------  -------- ----------  -------------  -------------

Balance December 31,
  2004                 28,433,459  $ 28,433   $ 8,301,312  $      -  $      -  $       -  $ (11,291,337) $  (2,961,592)


                         See accompanying notes to condensed consolidated financial statements

                                           TERRA SYSTEMS, INC. AND SUBSIDIARY
                                             (A Development Stage Company)
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                      (CONTINUED)


                                                                                             Deficit
                                                           Common                          Accumulated
                                               Additional   Stock    Subscrip-  Deferred   During the       Total
                           Common Stock         Paid-In    Subscrip-   tion      Compen-   Development   Stockholders'
                        Shares      Amount      Capital     tions    Receivable  sation      Stage          Deficit
----------------------------------------------------------------------------------------------------------------------
Shares issued for
  services
   April 2005 - $0.81
    per share              90,000        90        72,810         -         -          -              -         72,900
   May 2005 - $0.95
    per share           1,270,000     1,270     1,205,230         -         -          -              -      1,206,500
   May 2005 - $0.80
    per share           2,697,257     2,697     2,155,109         -         -          -              -      2,157,806
   July 2005 - $0.86
    per share              25,000        25        21,475         -         -          -              -         21,500
   July 2005 - $0.81
    per share              52,941        53        42,829         -         -          -              -         42,882
   October 2005 -
    $0.84 per share        50,001        50        41,949         -         -          -              -         41,999
   December 2005 -
    $0.75 per share       200,000       200       149,800         -         -          -              -        150,000
Shares issued in
  satisfaction of
  liabilities and
  interest
   February 2005 -
    $0.30 per share       350,000       350       104,650         -         -          -              -        105,000
   April 2005 - $0.85
    per share             100,000       100        84,900         -         -          -              -         85,000
   May 2005 - $0.80
    per share           1,302,743     1,303     1,040,891         -         -          -              -      1,042,194
   December 2005 -
    $0.75 per share       508,936       509       381,193         -         -          -              -        381,702
Shares issued for
  financing fees
   December 2005 -
    $0.75 per share       543,091       543       406,775         -         -          -              -        407,318
Shares issued as part
  of land acquisition
   August  2005 -
    $0.93 per share       878,048       878       815,707         -         -          -              -        816,585
   August 2005 - $0.86
    per share             255,812       256       219,744         -         -          -              -        220,000
Shares issued for cash
   February 2005 -
    $0.10 per share       100,000       100         9,900         -         -          -              -         10,000
   March 2005 - $0.10
    per share           2,250,000     2,250       222,750         -         -          -              -        225,000
   March 2005 - $0.20
    per share             125,000       125        24,875         -         -          -              -         25,000
   March 2005 - $0.08
    per share             600,000       600        49,400         -         -          -              -         50,000
   March 2005 - $0.07
    per share             700,000       700        49,300         -         -          -              -         50,000
   July 2005 - $0.25
    per share             400,000       400        99,600         -         -          -              -        100,000
   December 2005 -
    $0.25 per share       300,000       300        74,700         -         -          -              -         75,000
   December 2005 -
    $0.50 per share        60,000        60        29,940         -         -          -              -         30,000
Compensation relating
  to intrinsic value
  of stock options              -         -       728,331         -         -          -              -        728,331
Net loss for period             -         -             -         -         -          -     (6,487,246)    (6,487,246)
                      -----------  --------   -----------  --------  -------- ----------  -------------  -------------

Balance December 31,
  2005                 41,292,288    41,292    16,333,170         -         -          -    (17,778,583)    (1,404,121)


Shares issued for
  services
   March 2006 - $0.75
    per share              64,284        63        48,150         -         -          -              -         48,213
Shares issued in
  satisfaction of
  liabilities and
  interest
   January 2006 -
    $0.65 per share        70,311        70        45,632         -         -          -              -         45,702
Shares issued for
  financing fees
   January 2006 -
    $0.65 per share        65,000        65        42,185         -         -          -              -         42,250
Shares issued for cash
   March 2006 - $0.30
    per share             242,400       242        72,478         -         -          -              -         72,720
   June 2006 - $0.30
    per share              33,334        33         9,967         -         -          -              -         10,000
   June 2006 - $0.50
    per share             500,000       500       249,500         -         -          -              -        250,000
   July 2006 - $0.35
    per share              28,572        29         9,971         -         -          -              -         10,000
   July 2006 - $0.30
    per share              66,667        66        19,934         -         -          -              -         20,000
   September 2006 -
    $0.20 per share       312,500       312        62,188         -         -          -              -         62,500
Compensation relating
  to fair value of
  stock options                 -         -       466,205         -         -          -              -        466,205
Net loss for period             -         -             -         -         -          -     (1,412,231)    (1,412,231)
                      -----------  --------   -----------  --------  -------- ----------  -------------  -------------

Balance December 31,
  2006                 42,675,356  $ 42,672   $17,359,380  $      -  $      - $        -  $ (19,190,814) $  (1,788,762)
                      ===========  ========   ===========  ========  ======== ==========  =============  =============

                         See accompanying notes to condensed consolidated financial statements

                                                          F-7

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  From Inception
                                                                      of the
                                                                   Development
                                                                     Stage on
                                          For the Year Ended       February 17,
                                             December 31,          1996 Through
                                      --------------------------   December 31,
                                          2006          2005           2006
                                      ------------  ------------  --------------
Cash Flows from Operating Activities:
 Net loss                             $ (1,412,231) $ (6,487,246) $ (19,190,814)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization             8,532         5,097        795,101
   Gain from debt relief                         -             -        (64,284)
   Loss on sale of investment
   securities                                    -             -         99,000
   (Gain) loss on disposal of assets             -      (153,027)       139,000
   Stock compensation                      515,120     5,458,504      9,391,469
   Write off of stock subscription               -             -         22,750
   Common stock issued for financing
   fees                                     42,250       407,318        471,703
 Changes in current assets and
  liabilities:
   Other current assets                          4        (5,395)        (5,391)
   Accounts payable                        148,585       (41,432)       969,344
   Accounts payable - related party         75,000       (10,000)       608,330
   Accrued liabilities                      (3,931)       65,751      1,441,092
   Accrued legal settlement expense              -       (83,460)        44,967
   Accrued interest payable                 57,888       154,860        707,109
                                      ------------  ------------  --------------

   Net Cash Used in Operating
   Activities                             (568,783)     (689,030)    (4,570,624)
                                      ------------  ------------  --------------

Cash Flows from Investing Activities:
 Purchase of equipment                    (109,276)     (123,245)    (1,003,049)
 Advances to related party                       -      (290,328)      (290,328)
 Organization costs paid                         -             -         (4,755)
 Proceeds from sale of assets                    -       250,000        367,715
                                      ------------  ------------  --------------

 Net Cash Used in Investing
   Activities                             (109,276)     (163,573)      (930,417)
                                      ------------  ------------  --------------

Cash Flows from Financing Activities:
 Proceeds from borrowings -
   stockholders                            250,000       570,000      1,690,111
 Payments on borrowings -
   stockholders                           (130,000)     (105,980)      (385,730)
 Proceeds from stock issuance and
   subscriptions                           425,220       564,999      4,434,391
 Payments on capital leases                     -             -        (185,640)
                                      ------------  ------------  --------------

 Net Cash Provided by Financing
 Activities                                545,220     1,029,019      5,553,132
                                      ------------  ------------  --------------

Net Increase (Decrease) in Cash           (132,839)      176,416         52,091

Cash at Beginning of Year                  184,930         8,514              -
                                      ------------  ------------  --------------

Cash at End of Year                   $     52,091  $    184,930  $      52,091
                                      ============  ============  ==============

Supplemental Cash Flow Information:
 Cash paid for interest               $     20,000  $      9,021
Non Cash Investing and Financing
 Activities:
 Conversion of liabilities to
  common stock                        $     45,000  $  1,613,896
 Settlement of related party advances
  through acquisition of land         $          -  $    290,328
 Transfer of land to investment in
  joint venture                       $    392,251  $          -

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

         Xullux, Inc., was incorporated under the laws of the State of Utah on November 4, 1983, under the name of Bunker Research, Inc. It changed its name to Diamond Resources, Inc. on May 15, 1984, and changed its name again to Xullux, Inc., on August 6, 1988. On May 1, 1996, Xullux, Inc., entered into a merger agreement with Terra Systems, Inc., whereby Terra Systems, Inc., was merged into a newly-formed subsidiary of Xullux, Inc., called Terra Merger Subsidiary, Inc. Following the reorganization, Xullux, Inc., changed its name to Terra Systems, Inc.

         In September 2005 the Company acquired the assets of Mountain Island Energy, LLC., an Idaho-based company (MIE). At the time of the asset acquisition, MIE was not considered a business and consisted solely of land. The prior owners of MIE were all shareholders and officers of the Company. Therefore, the land was valued at the original owners' basis. See Note 5 for details.

         Principles of Consolidation-- The consolidated financial statements include the accounts of Terra Systems, Inc., and its wholly owned subsidiaries, Terra Merger Subsidiary, Inc. and Mountain Island Energy, LLC. All inter-company transactions have been eliminated. The consolidated entities are collectively referred to herein as the "Company" or "Terra Systems."

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

         Basis of Presentation-- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the years ended December 31, 2006 and 2005, the Company received $45,897 and no revenue, respectively and incurred net losses of $1,412,231 and $6,487,246, respectively. As of December 31, 2006, the Company had a working capital deficit of $2,299,672. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

         Property and Equipment -- Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets that range from five to fifteen years. Depreciation expense for the years ended December 31, 2006 and 2005, was $8,532 and $5,097, respectively.

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

         Revenue Recognition -- The Company's revenues, during 2006, primarily have come from the sale of coal to another corporation.

         Basic and Diluted Loss Per Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. As of December 31, 2006 and 2005, there were 4,812,867 and 4,500,000 potentially issuable common shares, respectively, which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

         Stock Based Compensation -- Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS
123R), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). See Note 6 for details.

         Corrected prior year financial statements -- During the course of preparing the financial statements for the year ending December 31, 2006, the Company identified certain prior period misstatements whose impact were not material to the Company's financial statements for the year ended December 31, 2005. As a result, the Company corrected the financial statements for the year ended December 31, 2005. The corrected balance sheet as of December 31, 2005, is included in these financial statements. This misstatement relates to the Company incorrectly reporting cash received as an equity investment instead of as a note payable. As a result of the misstatement, the Company also incorrectly reported the issuance of stock for cash. This correction increased notes payable to related parties by $100,000 and decrease additional paid-in-capital by the same amount.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Recent Accounting Pronouncements -- In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. We are currently evaluating the impact, if any, the adoption of FIN 48 will have on its financial reporting and disclosures.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial reporting and disclosures.

         In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material effect on its financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

         Certain officers and shareholders of the Company have from time to time advanced operating capital and / or settled operating expenses on behalf of the Company. As of December 31, 2006 and 2005, the Company received additional advances of $115,000 and $0, respectively, and made payments in satisfaction of its obligations worth $40,000 and $20,000, respectively, resulting in payables to related parties of $197,445 and $122,445, respectively. All amounts are due on demand and bear no interest.

         As further discussed in Note 4, the Company has notes payable to shareholders and officers. During 2006, the Company received proceeds from these individuals totaling $250,000. During the year ended December 31, 2006 and 2005 the Company made payments of $130,000 and $344,713, respectively. As of December 31, 2006 and 2005, the amounts due were $970,554 and $850,554, respectively.

         During the years ended December 31, 2006 and 2005, the Company accrued interest on the notes of $77,888, and $154,860, (which includes the common stock to be issued valued at $93,000) respectively. During the year ended December 31, 2006, the Company made interest payments totaling $20,000. During the year ended December 31, 2005, the Company made a payment of $345,976 related to this accrued interest through the issuance of common stock. As of December 31, 2006 and 2005, the accrued interest due was $326,133 and $268,245, respectively.

         As part of these notes payable, during 2005 the Company issued 543,091 shares of common stock valued at $407,318 as further financing incentives. The Company also committed to issue 100,000 shares of common stock valued at $93,000, in financing incentives. The shares have yet to be issued and the $93,000 is included in accrued liabilities.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         See Note 5 for a discussion of stock issued to related parties as part of a land acquisition.

NOTE 3 - OPERATING LEASE OBLIGATION

         In September 2005, the Company entered into a lease agreement to rent 2,328 square feet of office space for a period of three years. During the years ended December 31, 2006 and 2005, the Company incurred rent expense of $32,131 and $10,476 respectively. Minimum payments for the remaining term of the lease are as follows:

                  Year Ended
                 December 31,
                 ------------
                     2007             32,688
                     2008             22,208
                                    ---------
                                      54,896
                                    =========

NOTE 4 - NOTES PAYABLE TO STOCKHOLDERS

         Notes payable to stockholders are as follows:

                                                              December 31,
                                                           2006          2005
                                                        ----------   -----------
Notes payable to stockholders, interest
 rate at 10% per annum payable monthly,
 notes are currently due                                $  369,009   $  369,009

Notes payable to stockholders, no
 stated interest; 145,000 shares of
 common stock valued at $108,750 was
 issued in lieu of interest, amounts are
 due on demand                                              50,000      130,000

Note payable to stockholder, interest
 rate at 10% per annum payable monthly,
 amounts are due on demand                                 300,000      100,000

Note payable to stockholder; interest
 rate at 10% per annum payable monthly,
 100,000 shares of common stock valued at
 $93,000 are accrued and to be issued as
 additional interest, note is due on demand                250,000      250,000

Notes payable to stockholders for
 redemption of stock interest is 10%
 per annum payable monthly, due on demand                    1,545        1,545
                                                        ----------   -----------

Notes Payable to Stockholders                           $  970,554   $  850,554
                                                        ==========   ===========

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash -- During 2006, the Company issued 775,734 shares of common stock and 812,867 warrants to purchase common stock with exercise prices ranging from $0.30 to $1.25 per share for proceeds of $332,720. The warrants vest immediately with 137,867 warrants expiring in March 2008 and 675,000 warrants expiring in May 2009. The proceeds were allocated $160,817 to common stock and $171,903, to the warrants, based on their relative fair values on the date of issuance. The fair value of the warrants was $356,924 determined by the Black-Scholes option pricing model using the following assumptions:
estimated volatility of 110.80% estimated risk-free interest rate of 5.17% estimated yield of 0% and life of 2.83 years.

         During the year ended December 21, 2006 the Company issued 312,500 shares of common stock at a price of $0.20 per share for proceeds of $62,500. The Company also has an agreement to sell an additional 4,687,500 shares of common stock at a price of $0.20 per share to this individual. The agreement to sell the additional shares of common stock expires September 11, 2007.

         The Company also issued 95,239 shares of common stock for proceeds of $30,000 or at prices ranging from $0.30 to $0.35 per share.

         During 2005, the Company issued 4,535,000 shares of common stock at prices ranging from $0.10 to $0.50 for proceeds of $564,999.

         Common Stock Issued for Services -- During the years ended December 31, 2006 and 2005, the Company issued 64,284 and 4,385,199 shares, respectively, of common stock for consulting services. The common stock was valued at prices ranging from $0.75 to $0.95 per share. For the years ended December 31, 2006 and 2005, the Company charged $48,213 and $3,693,587 of consulting expense to operations, respectively. The shares were valued based on the fair value of the Company's common stock on the date of issuance.

         Common Stock Issued for Satisfaction of Debt -- During the years ended December 31, 2006 and 2005, the Company issued 70,311 and 2,261,679 shares, respectively, of common stock for satisfaction of its obligations. The common stock was valued at prices ranging from $0.30 to $0.85 per share. For the year ended December 31, 2006, the Company paid accounts payable of $45,000. For the year ended December 31, 2005, the Company relieved related party accrued interest of $345,976, accrued wages of $799,220, notes payable to shareholders of $238,733, legal settlements of $44,967, related party payables of $10,000 and accounts payable of $175,000.

         Common Stock Issued for Financing Fees -- During the years ended December 31, 2006 and 2005, the Company issued 65,000 and 543,091 shares of common stock for financing fees incurred during the period. The common stock was valued at prices ranging from $0.65 to $0.75 per share. For the years ended December 31, 2006 and 2005, the Company charged the $42,250 and $407,318 of finance fee to interest expense.

         Common Stock Issued in Connection with Acquisition - In August 2005, the Company acquired the assets of Mountain Island Energy, LLC., an Idaho-based company (MIE) for $100,000 in cash, forgiveness of prior cash advances of $290,328 and the issuance of 1,133,860 shares of common stock valued at $1,036,585. At the time of the asset acquisition, MIE was not considered a business and consisted solely of land. The prior owners of MIE were all shareholders and officers of the Company. Therefore, the land was valued at the original owners' basis. The value paid for the assets of MIE in excess of historical cost is considered additional compensation to the original owners. The Company charged $1,136,585 as additional expense to the original owners.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCK OPTIONS AND STOCK WARRANTS

STOCK OPTIONS

         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to
Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company had adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

         For the year ended December 31, 2006 and 2005, the Company calculated compensation expense of $453,605 and $728,332 related to stock options. The overall effect of adopting SFAS 123R was an increase of net loss by $218,954 or $0.01 per share, during 2006.

         For options granted subsequent to the adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option-pricing model. The Company had no stock option grants during the year ended December 31, 2006, and granted 2,500,000 stock options during the year ended December 31, 2005. The weighted average fair value of stock options at the date of grant during the year ended December 31, 2005, was $0.77 per share.

         A summary of stock option activity for the year ended December 31, 2006, is presented below:

                                                      Weighted
                                       Weighted        Average
                         Shares        Average        Remaining       Aggregate
                         Under         Exercise      Contractual      Intrinsic
                         Option         Price           Life            Value
                     -------------  -------------   -------------   ------------
Outstanding at
December 31, 2004       2,000,000       $  0.10
 Granted                2,500,000       $  0.28
 Exercised                      -
 Forfeited                      -
 Expired                        -
Outstanding at
December 31, 2005       4,500,000       $  0.20
                     ------------
 Granted                        -
 Exercised                      -
 Forfeited                      -
 Expired                 (500,000)      $ (0.10)
                     ------------

Outstanding at
December 31, 2006       4,000,000       $  0.21             *        $  752,000
                     ============

Exercisable at
December 31, 2006       2,628,572       $  0.12             *        $  724,571
                     ============
Exercisable at
December 31, 2005       2,900,000       $  0.10
                     ============

          * 1,600,000 of these options, with an exercise price of $0.38 per share do not have a stated expiration date; the remaining 2,400,000 options, with an exercise price of $0.10 per share have a remaining life of .86 years

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

         The following are the weighted-average assumptions used for options granted during the year ended December 31, 2006 and 2005:

                                              2006                2005
                                          -------------      -------------

        Risk free interest rate                N/A                4.2%
        Expected life                          N/A             7.5 Years
        Dividend yield                         N/A                 -
        Volatility                             N/A                136%


         As  of  December  31,  2006,  there  was   approximately   $670,822  of
unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 3.42 years.

         In May 2006, the Company changed the expiration date on 1,500,000 options from July 2006 to July 2007. Using the Black-Scholes option pricing model and a risk free interest rate of 4.99%, volatility of 114.74% and an expected life of 1 year, it was determined that and additional expense of $12,600 was incurred.

         Prior to January 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and made pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts below for the year ended December 31, 2005, as indicated below:

                                                             For the Year Ended
                                                             December 31, 2005
                                                             ------------------
Net loss, as reported                                        $       (6,487,246)
Add: Stock-based employee compensation
expense included in reported net loss                                   728,332
Deduct:  Total stock-based employee compensation
expense determined under fair value based
method for all awards                                                  (811,852)
                                                             ------------------
Pro forma net loss                                           $       (6,570,766)
                                                             ------------------

Basic and diluted loss per share, as reported                $            (0.18)
                                                             ------------------
Basic and diluted loss per share, pro forma                  $            (0.18)
                                                             ------------------

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock Warrants

         A summary of stock warrants at December 31, 2006 is presented below;

                                                    Remaining
                 Warrants         Exercise       weighted average
                outstanding        price         contractual life
                -----------       --------      -------------------
                  137,867           $0.30            1.24 years
                  500,000           $0.75            2.38 years
                  175,000           $1.25            2.38 years
                -----------
                  812,867
                ===========

NOTE 7 - INVESTMENT IN JOINT VENTURES

         On June 29, 2006 the Company entered into a joint venture agreement with United Fund Advisors, L.L.C. (UFA) of Portland Oregon. Under the agreement, a new entity, Mountain Island Energy Holdings, L.L.C. (MIEH) was formed. MIEH was formed for the purpose of applying to the US Department of the Treasury and US Department of Energy for an award of federal advanced clean coal project tax credits under Section 48A of the Internal Revenue Code. UFA and the Company each own 50% of MIEH. Under the agreement, Reynold Roeder of UFA and Mitchell J. Hart of the Company will serve as managing directors of MIEH. Under the MIEH operating agreement, UFA was required to make capital cash contributions to MIEH totaling $1,000 along with agreed upon services. During the year ended December 31, 2006, UFA contributed $31,000 in cash, and services valued at $170,000. The Company, according to the operating agreement, was required to contribute land and certain professional service work related to the development of the land. During the year ended December 31, 2006, the Company contributed land and development costs valued at $392,251. MIEH had no substantial operations for the year ended December 31, 2006. The Company will account for this joint venture interest under the equity method of accounting.

         Mountain Island Energy, LLC ('MIE'), of Soda Springs, Idaho, a subsidiary of Terra Systems Inc., and United Fund Advisors, LLC of Portland, Oregon, formed Sage Island Energy, LLC, a Delaware limited liability company. Sage Island Energy was formed to respond to the Wyoming Infrastructure Authority Request for Proposal, which seeks to establish a public-private partnership to develop a "clean coal" demonstration project (or projects). It is anticipated that this project will demonstrate the production of energy from coal mined and converted to electrical power in the State of Wyoming using integrated gasification combined cycle technology. Sage Island Energy had no substantial operations for the year ended December 31, 2006

NOTE 8 - RESEARCH AND DEVELOPMENT EXPENSE

         Expenses in the accompanying financial statements include certain costs which are directly associated with the Company's research and development. These costs, which consist primarily of fees paid to individuals, materials and supplies, amounted to $0 and $16,225 for the years ended December 31, 2006 and 2005, respectively.

NOTE 9 - INCOME TAXES

         There was no benefit or provision for income taxes during 2006 or 2005. The Company also did not pay any income taxes during the years ended December

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



31, 2006 and 2005. The following presents the components of the net deferred tax asset as of December 31, 2006 and 2005:

                                                        December 31,
                                              --------------------------------
                                                    2006            2005
                                              -------------   ----------------
   Tax loss carry forward                     $   5,551,762   $      5,208,394
   Stock based compensation                         445,562            271,668
   Asset bases differences                          386,646            386,646
   Accrued and deferred compensation                116,815            116,815
   Other accruals                                    15,444              5,945
                                              -------------   ----------------

      Total Deferred Tax Assets                   6,516,229          5,989,468

      Less: valuation allowance                  (6,516,229)        (5,989,468)
                                              -------------   ----------------

      Net Deferred Tax Asset                  $           -   $              -
                                              =============   ================

         The Company has net operating loss carry forward of approximately $14,900,000 which expire from 2011 through 2025.

         The following is a reconciliation of the amount of tax that would be result from applying the federal rate to pretax income with provision for income taxes for the years ending December 31, 2006 and 2005:

                                                  For the Years Ended
                                                      December 31,
                                              ----------------------------
                                                  2006            2005
                                              -------------   ------------

  Benefit at US federal statutory rate (34%)  $    (480,159)  $ (2,205,664)
  Non deductible items                                    -            270
  Deferred tax asset valuation change               526,762      2,419,472
  State benefit, net of federal effect              (46,603)      (214,078)
                                              -------------   ------------

    Benefit from Income Taxes                 $           -   $          -
                                              =============   ============


NOTE 10 - CONTINGENCIES

         Litigation -- In March 2006, a former employee of the Company filed suit for back wages. On April 21, 2006 the suit was settled. The settlement agreement included three payments of $10,000 each to be paid May 1, 2006, September 1, 2006, and December 1, 2006. The amounts were paid in full by December 31, 2006.

NOTE 11 - SUBSEQUENT EVENTS (UNAUDITED)

         During January 2007, the Company issued 1,727,700 shares of common stock to a creditor for payment of approximately $744,222 in liabilities.

--------------------------------------------------------------------------------