Form 10QSB
period 2007-03-31
TERRA SYSTEMS CORP
filed 2007-05-21
CIK 1027876

================================================================================

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended March 31, 2007

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

                                 (801) 208-1289
                                  -------------
              (Registrant's telephone number, including area code)

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

Class Common Stock, $0.001 par value  Outstanding as of May 17, 2007: 48,153,056

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes    X  No
                                 ---       ---

                               Terra Systems, Inc.

                                   Form 10-QSB
                      For The Quarter Ending March 31, 2007

Part I. Financial Information                                              Page
                                                                           ----

    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets as of March 31,
               2007, and December 31, 2006 (Unaudited)                       2

              Condensed Consolidated Statements of Operations for the
               Three Months ended March 31, 2007 and 2006, and for the Cumulative Period February 17, 1996 (Date of Inception),
               through March 31, 2007 (Unaudited)                            3

              Condensed Consolidated Statements of Cash Flows for the
               Three Months ended March 31, 2007 and 2006 and for the Cumulative Period February 17, 1996 (Date of Inception),
               through March 31, 2007 (Unaudited)                            4

              Notes to the Unaudited Condensed Consolidated Financial
               Statements                                                    5

    Item 2.   Management's Discussion and Plan of Operation                  8

    Item 3.   Controls and Procedures                                       10

    Part II. Other Information

    Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds   11

    Item 6.   Exhibits                                                      11

    Signatures                                                              12

PART I. FINANCIAL INFORMATION

Item I. Financial Statements


                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                  March 31,        December 31,
                                                    2007               2006
                                               --------------    ---------------

                                     ASSETS
Current Assets
     Cash                                      $       41,212    $       52,091
     Accounts receivable                               21,639                 -
     Other current assets                               8,067             5,391
                                               --------------    ---------------
         Total Current Assets                          70,918            57,482
                                               --------------    ---------------

Property and Equipment
     Furniture and equipment                          582,407           582,407
     Software                                          10,380            10,380
     Less:  Accumulated depreciation                 (476,261)         (474,128)
                                               --------------    ---------------
         Net Property and Equipment                   116,526           118,659
                                               --------------    ---------------

Investment in joint venture                           392,251           392,251
                                               --------------    ---------------
Total Assets                                   $      579,695    $      568,392
                                               ==============    ===============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                          $      439,810    $      531,087
     Accounts payable to related parties              105,242           197,445
     Accrued liabilities                               51,197           331,935
     Accrued interest to related parties              183,605           326,133
     Notes payable to stockholders                    854,680           970,554
                                               --------------    ---------------
         Total Current Liabilities                  1,634,534         2,357,154
                                               --------------    ---------------

Stockholders' Deficit
     Common stock - $0.001 par value;
       100,000,000 shares authorized;
       47,893,056 and 42,675,356 issued
       and outstanding, respectively                   47,890            42,672
     Additional paid-in capital                    19,130,386        17,359,380
     Deficit accumulated during development
       stage                                      (20,233,115)      (19,190,814)
                                               --------------    ---------------
         Total Stockholders' Deficit               (1,054,839)       (1,788,762)
                                               --------------    ---------------

Total Liabilities and Stockholders' Deficit    $      579,695    $      568,392
                                               ==============    ===============




     See accompanying notes to condensed consolidated financial statements.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               From Inception of
                                                                the Development
                                      For the Three Months         Stage on
                                        Ended March 31,          February 17,
                                   ------------------------      1996 Through
                                       2007        2006         March 31, 2007
                                   -----------   ----------    -----------------

Revenues                           $    56,639   $        -    $        674,781
Cost of revenues                        40,429            -             490,674
                                   -----------   ----------    -----------------

     Gross Profit                       16,210            -             184,107
                                   -----------   ----------    -----------------

Operating Expenses
  Research and development                   -            -           2,063,996
  General and administrative         1,022,261      332,071          16,038,103
  Depreciation and amortization          2,133        2,133             797,234
                                   -----------   ----------    -----------------
     Total Operating Expenses        1,024,394      334,204          18,899,333

     Loss from Operations           (1,008,184)    (334,204)        (18,715,226)
                                   -----------   ----------    -----------------

Nonoperating Income/(Expenses)
  Other Income                               -            -              74,248
  Interest expense                     (34,117)     (57,846)         (1,425,130)
  Interest income                            -            -               1,709
  Gain from relief of debt                   -            -              64,284
  Loss on sale of securities                 -            -             (99,000)
  Gain (loss) on sale of assets              -            -            (134,000)
                                   -----------   ----------    -----------------

     Net Nonoperating Expenses         (34,117)     (57,846)         (1,517,889)
                                   -----------   ----------    -----------------

Net Loss                           $(1,042,301)  $ (392,050)   $    (20,233,115)
                                   ===========   ==========    =================

Basic and Diluted Loss
  Per Share                        $     (0.02)  $    (0.01)
                                   ===========   ==========

Weighted Average Shares
  Outstanding                       44,358,226   41,458,978
                                   ===========   ==========










     See accompanying notes to condensed consolidated financial statements.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                From Inception
                                            For the                 of the
                                      Three Months Ended       Development Stage
                                            March 31,            on February 17,
                                   ------------------------       1996 Through
                                       2007         2006        March 31, 2007
                                   -----------   ----------    -----------------
Cash Flows from Operating
 Activities:
  Net loss                         $(1,042,301)  $ (392,050)   $    (20,233,115)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Depreciation and amortization        2,133        2,133             797,234
    Gain from debt relief                    -            -             (64,284)
    Loss on sale of investment
      securities                             -            -              99,000
    (Gain) Loss on disposal of
      assets                                 -            -             139,000
    Stock compensation                 978,001      196,693          10,369,470
    Write off of stock
      subscription                           -            -              22,750
    Common stock issued for
      financing fees                    14,000       42,250             485,703
  Changes in current assets and
   liabilities:
    Accounts receivable                (21,639)           -             (21,639)
    Other current assets                (2,676)           -              (8,067)
    Accounts payable                   (32,777)     (12,837)            936,567
    Accounts payable - related
      party                                  -       25,000             608,330
    Accrued liabilities                (25,738)      (6,683)          1,415,354
    Accrued legal settlement
      expense                                -            -              44,967
    Accrued interest payable            20,117       15,597             727,226
                                   -----------   ----------    -----------------

  Net Cash Used in Operating
   Activities                         (110,880)    (129,897)         (4,681,504)
                                   -----------   ----------    -----------------

Cash Flows from Investing
 Activities:
  Purchase of equipment and land             -      (16,774)         (1,003,049)
  Advances to related party                  -            -            (290,328)
  Organization costs paid                    -            -              (4,755)
  Proceeds from sale of assets               -            -             367,715
                                   -----------   ----------    -----------------

  Net Cash Used in Investing
   Activities                                -      (16,774)           (930,417)
                                   -----------   ----------    -----------------

Cash Flows from Financing
 Activities:
  Proceeds from borrowings -
    stockholders                             -       50,000           1,690,111
  Payments on borrowings -
    stockholders                             -     (130,000)           (385,730)
  Proceeds from stock issuance
    and subscriptions                  100,001       72,720           4,534,392
  Payments on capital leases                 -            -            (185,640)
                                   -----------   ----------    -----------------

  Net Cash Provided by (Used
   in) Financing Activities            100,001       (7,280)          5,653,133
                                   -----------   ----------    -----------------

Net Increase (Decrease) in Cash        (10,879)    (153,951)             41,212

Cash at Beginning of Period             52,091      184,930                   -
                                   -----------   ----------    -----------------

Cash at End of Period              $    41,212   $   30,979    $         41,212
                                   ===========   ==========    =================

Supplemental Cash Flow Information:
  Cash paid for interest           $         -   $        -
Non Cash Investing and Financing
 Activities:
  Conversion of liabilities to
   equity                          $   684,222   $   45,000

     See accompanying notes to condensed consolidated financial statements.

                        TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by Terra Systems, Inc. and its subsidiary (collectively the Company), and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

         The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2006. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2007.

NOTE 2 - BUSINESS CONDITION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three-month period ended March 31, 2007, the Company incurred net loss of $1,042,301. As of March 31, 2007, the Company's losses accumulated from inception totaled $20,233,115. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

NOTE 3 - LOSS PER COMMON SHARE

         Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of shares outstanding during the period. Dilutive loss per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock except for those that are anti-dilutive.

         For the three months ending March 31, 2007, the Company had 4,000,000 stock options and 812,867 of warrants that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

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

                        TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 - STOCK BASED COMPENSATION

         The Company had no stock option grants during the three months ended March 31, 2007. For the three months ended March 31, 2007 and 2006, the Company calculated compensation expense of $76,501 and $147,781 respectively, related to stock options.

         A summary of stock option activity for the three months ended March 31, 2007 is presented below:

                                                        Weighted
                                      Weighted          Average
                       Shares         Average          Remaining      Aggregate
                       Under          Exercise        Contractual     Intrinsic
                       Option          Price              Life          Value
                     -------------  --------------   ------------   -----------
Outstanding at
December 31, 2006        4,000,000       $ 0.21
 Granted                         -
 Exercised                       -
 Forfeited                       -
 Expired                         -
                     -------------

Outstanding at
March 31, 2007           4,000,000       $ 0.21          *            $ 480,000
                     =============

Exercisable at
March 31, 2007           2,628,572       $ 0.12       .62 years       $ 480,000
                     =============

                     * 1,600,000 of these options, with an exercise price of $0.38 per share do not have a stated expiration date; the remaining 2,400,000 options, with an exercise price of $0.10 per share have a remaining life of .62 years

         As of March 31, 2007, there was approximately $594,321 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 3.33 years.

NOTE 5 - RELATED PARTY TRANSACTIONS

         Certain officers and shareholders of the Company have from time to time settled operating expenses on behalf of the Company. During the three months ending March 31, 2007, the Company issued stock to settle related party payables of $92,203. As of March 31, 2007, the Company owed these officers $105,242. All amounts are due on demand and bear no interest.

         The Company has notes payable to shareholders and officers. During the three months ending March 31, 2007, the Company issued stock to settle $115,874 of notes payable. These notes bear interest at 10% and are currently due. As of March 31, 2007, the amount due under these notes payable was $854,860. During the three months ended March 31, 2007, the Company accrued interest on the notes of $20,117 and paid $162,645 of accrued interest through the issuance of stock. As of March 31, 2007, the accrued interest due was $183,605.

                        TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 6 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash - During the three months ended March 31, 2007, the Company issued 500,000 shares of common stock for proceeds of $100,001, or $0.20 per share

         Common Stock Issued for Services - During the three months ended March 31, 2007, the Company issued 3,000,000 shares of common stock for services rendered of $901,500 at a price of $0.30 per share.

         Common Stock Issued for Financing Fees - During the three months ended March 31, 2007, the Company issued 40,000 shares of common stock for financing fees of $14,000 at a price of $0.35 per share.

         Common Stock Issued for Liabilities - During the three months ended March 31, 2007, the Company issued 90,000 shares of common stock for satisfaction of accounts payable of $30,000 at a price of $0.33 per share; and 1,587,700 shares of common stock for satisfaction of accounts payable of $28,500, related party payable of $92,203, accrued wages of $255,000, accrued interest of $162,645 and note payable to stockholders of $115,874 at a price of $0.41 per share.

NOTE 7 - SUBSQUENT EVENTS

         From April 1, 2007 through May 17, 2007, the Company issued 260,000 shares of common stock for $37,500 cash.

         On May 15, 2007 the Company appointed three new members to the board of directors. In connection with appointing the new directors, the Company agreed to grant to each of the new directors options to purchase shares of the Company's common stock as follows. The date of grant of the options was the date the new directors were appointed to the Board of Directors.

         -        Options  to  purchase  up to three  million  shares  of common stock.
         - The first one million options have an exercise price (the "Original Exercise Price") equal to the fair market value of the Company's common stock as of the date of grant, and vest as of the date of grant.
         - The next one million options vest on the first anniversary of the date of grant, and the final one million options vest on the second anniversary of the date of grant.
         - The exercise price for the second million will be ten percent (10%) higher than the Original Exercise Price, and the exercise price for the third million options will be twenty percent (20%) higher than the Original Exercise Price; provided, however, that in no event will the exercise price for the second or third million options exceed five cents ($0.05) per share more than the Original Exercise Price.

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

         There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, the words "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be some forward-looking statements not accompanied by these expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934. The Company disclaims any intentions or obligations to update any forward-looking statement.

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

Results of Operations

Three months ended March 31, 2007, compared to the three months ended March 31, 2006:

         From inception through March 31, 2007, we have incurred losses totaling $20,233,115 and generated revenues of $674,781 from operations. During the three months ended March 31, 2007, we had $56,639 in sales revenues. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities.

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

         Our net loss for the three months ended March 31, 2007, was approximately $1,042,301, compared to a net loss for the three months ended March 31, 2006, of approximately $392,050. Our expenses for the three months ended March 31, 2007, were approximately $1,058,511 of which approximately 97% were general and administrative. Our expenses for the three months ended March 31, 2006, were approximately $392,050 of which approximately 85% were general and administrative. For the three months ended March 31, 2007, depreciation and amortization expense was $2,133 compared to depreciation and amortization expense of $2,133 for the three months ended March 31, 2006.

         Since inception, we have realized minimal revenues while incurring normal fixed overhead and debt service costs. This operating trend is projected to continue for at least the remaining period of fiscal 2007.

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

         As mentioned in our audited financial statements included with our annual report on Form 10-KSB, for the year ended December 31, 2006, our audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. Our product line is limited and it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If additional financing cannot be obtained, we may be required to scale back or discontinue operations. Even if additional financing is available there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will result in immediate and possible substantial dilution to existing shareholders.

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

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended March 31, 2007, the Company issued 500,000 shares of common stock for proceeds of $100,001 at a price of $0.20 per share; 3,000,000 shares of common stock for services rendered valued at $901,500 at a price of $0.30 per share; 90,000 shares of common stock for satisfaction of accounts payable of $30,000 at a price of $0.33 per share; 1,587,700 shares of common stock for satisfaction of accounts payable of $28,500, related party payable of $92,203, accrued wages of $255,000, accrued interest of $162,645 and note payable of $115,874 at a price of $0.41 per share and 40,000 shares of common stock for financing fees of $14,000 at a price of $0.35 per share.

         The sales of shares to the buyers were made in reliance on Section 4(2) of the 1933 Act, and rules and regulations promulgated there under, as a transaction not involving any public offering. No advertising or general solicitation was employed in the issuance of the securities.

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

              Date: May 18. 2007


              By:  /s/ Mark Faerber
                  ----------------------------------
                  Mark Faerber
                  Consultant performing certain services
                  for the Company commonly performed by
                  a Chief Financial Officer

              Date: May 18, 2007

--------------------------------------------------------------------------------