Form 10QSB
period 2007-06-30
TERRA SYSTEMS CORP
filed 2007-08-14
CIK 1027876

================================================================================

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class Common Stock, $0.001 par value Outstanding as of August 10, 2007: 49,153,056

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes   X  No
                                 ---      ---

                               Terra Systems, Inc.

                                   Form 10-QSB
                      For The Quarter Ending June 30, 2007



                                                                           Page
                                                                           ----
Part I. Financial Information Page

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of
                June 30, 2007, and December 31, 2006
                (Unaudited)                                                  2

             Condensed Consolidated Statements of Operations for
                the Three and Six  Months  ended  June 30,  2007
                and 2006, and for the Cumulative Period
                February 17, 1996 (Date of Inception) through
                June 30, 2007 (Unaudited)                                    3

             Condensed Consolidated Statements of Cash Flows
                for the Six Months ended June 30, 2007 and 2006
                and for the Cumulative Period February 17, 1996
                (Date of Inception) through June 30, 2007
                (Unaudited)                                                  4

             Notes to the Unaudited Condensed Consolidated
                Financial Statements                                         5

   Item 2.   Management's Discussion and Plan of Operation                   8

   Item 3.   Controls and Procedures                                        11


Part II.   Other Information

   Item 2.   Unregistered Sales of Equity Securities and
               Use of Proceeds                                              11

   Item 6.   Exhibits                                                       12

   Signatures                                                               13

PART I. FINANCIAL INFORMATION

Item I. Financial Statements


                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                      June 30,      December 31,
                                                        2007            2006
                                                    -------------  -------------
Current Assets
     Cash                                           $     93,240   $     52,091
     Accounts receivable                                  26,424              -
     Other current assets                                 20,411          5,391
                                                    -------------  -------------
         Total Current Assets                            140,075         57,482
                                                    -------------  -------------

Property and Equipment
     Furniture and equipment                             582,407        582,407
     Software                                             10,380         10,380
     Less:  Accumulated depreciation                    (478,394)      (474,128)
                                                    -------------  -------------
         Net Property and Equipment                      114,393        118,659
                                                    -------------  -------------

Investment in joint venture                              392,251        392,251
                                                    -------------  -------------

Total Assets                                        $    646,719   $    568,392
                                                    =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                               $    492,264   $    531,087
     Accounts payable to related party                   105,242        197,445
     Accrued liabilities                                 182,315        331,935
     Accrued interest payable                            203,722        326,133
     Notes payable to stockholders                       854,680        970,554
                                                    -------------  -------------
         Total Current Liabilities                     1,838,223      2,357,154
                                                    -------------  -------------


Stockholders' Deficit
     Common stock - $0.001 par value;
     100,000,000 shares authorized;
     48,643,056 and 42,675,356 shares issued
     and outstanding, respectively                        48,640         42,672
     Additional paid-in capital                       20,469,743     17,359,380
     Accumulated deficit                             (21,709,887)   (19,190,814)
                                                    -------------  -------------
         Total Stockholders' Deficit                  (1,191,504)    (1,788,762)
                                                    -------------  -------------

Total Liabilities and Stockholders' Deficit         $    646,719   $    568,392
                                                    =============  =============




     See accompanying notes to condensed consolidated financial statements.

                                    TERRA SYSTEMS, INC AND SUBSIDIARY
                                      (A Development Stage Company)
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)




                                                                                      From Inception
                                                                                          of the
                                     For the Three Months      For the Six Months     Development Stage
                                         Ended June 30,          Ended June 30,        on February 17,
                                   -----------------------  ------------------------    1996 Through
                                      2007         2006         2007         2006      June 30, 2007
                                   -----------  ----------  ------------  ----------  ---------------
Revenues                           $    81,424  $        -  $    138,063  $        -  $       756,205
Cost of Revenues                        50,786           -        91,215           -          541,460
                                   -----------  ----------  ------------  ----------  ---------------

   Gross Profit                         30,638           -        46,848           -          214,745
                                   -----------  ----------  ------------  ----------  ---------------

Expenses
   Research and development                  -           -             -           -        2,063,996
   General and administraive         1,484,810     389,622     2,507,071     721,693       17,522,913
   Depreciation and amortization         2,133       2,133         4,266       4,266          799,367
                                   -----------  ----------  ------------  ----------  ---------------
   Total Operating Expense           1,486,943     391,755     2,511,337     725,959       20,386,276

     Loss from Operation            (1,456,305)   (391,755)   (2,464,489)   (725,959)     (20,171,531)
                                   -----------  ----------  ------------  ---------   ---------------

Nonoperating Income/(Expenses)
   Other income                              -         666             -         666           74,248
   Interest expense                    (20,467)    (15,581)      (54,584)    (73,427)      (1,445,597)
   Interest income                           -           -             -           -            1,709
   Gain from relief of debt                  -           -             -           -           64,284
   Loss on sale of securities                -           -             -           -          (99,000)
   Loss on sale of assets                    -           -             -           -         (134,000)
                                   -----------  ----------  ------------  ----------  ---------------

     Net Nonoperating Expenses         (20,467)    (14,915)      (54,584)    (72,761)      (1,538,356)
                                   -----------  ----------  ------------  ---------   ---------------

Net Loss                           $(1,476,772) $ (406,670) $ (2,519,073) $ (798,720) $   (21,709,887)
                                   ===========  ==========  ============  =========   ===============

Basic and Diluted Loss
   Per Share                       $     (0.03) $    (0.01) $      (0.05) $    (0.02)
                                   ===========  ==========  ============  ==========

Weighted Average Shares
   Outstanding                      48,156,792  41,757,726    46,268,002  41,609,178
                                   ===========  ==========  ============  ==========








                 See accompanying notes to condensed consolidated financial statements.

                                                   3


                                    TERRA SYSTEMS, INC AND SUBSIDIARY
                                      (A Development Stage Company)
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)


                                                                                       From Inception
                                                                                          of the
                                                            For the Six Months Ended  Development Stage
                                                                     June 30,         on February 17,
                                                            ------------------------   1996 Through
                                                                2007          2006      June 30, 2007
                                                            ------------  ----------  ----------------
Cash Flows from Operating Activities:
     Net  loss                                              $ (2,519,073) $ (798,720) $   (21,709,887)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                             4,266       4,266          799,367
         Gain from debt relief                                         -           -          (64,284)
         Loss on sale of investment securities                         -           -           99,000
         (Gain) loss on disposal of assets                             -           -          139,000
         Stock compensation                                    2,180,608     358,716       11,572,077
         Write off of stock subscription                               -           -           22,750
         Common stock issued for financing fees                   14,000      42,250          485,703
     Changes in current assets and liabilities:
         Accounts receivable                                     (26,424)          -          (26,424)
         Other current assets                                    (15,020)          -          (20,411)
         Accounts payable                                         19,677     (10,353)         989,021
         Accounts payable - related party                              -      75,000          608,330
         Accrued liabilities                                     105,380     (20,943)       1,546,472
         Accrued legal settlement expense                              -           -           44,967
         Accrued interest payable                                 40,234      31,110          747,343
                                                            ------------  ----------  ---------------

     Net Cash Used in Operating Activities                      (196,352)   (318,674)      (4,766,976)
                                                            ------------  ----------  ---------------

Cash Flows from Investing Activities:
     Purchase of equipment and land                                    -     (34,248)      (1,003,049)
     Advances to related party                                         -           -         (290,328)
     Organization costs paid                                           -           -           (4,755)
     Proceeds from sale of assets                                      -           -          367,715
                                                            ------------  ----------  ---------------

     Net Cash Used in  Investing Activities                            -     (34,248)        (930,417)
                                                            ------------  ----------  ---------------

Cash Flows from Financing Activities:
     Proceeds from borrowings - stockholders                           -      50,000        1,690,111
     Payments on borrowings - stockholders                             -    (130,000)        (385,730)
     Proceeds from stock issuance and subscriptions              237,501     332,720        4,671,892
     Payments on capital leases                                        -           -         (185,640)
                                                            ------------  ----------  ---------------

     Net Cash Provided by Financing Activities                   237,501     252,720        5,790,633
                                                            ------------  ----------  ---------------

Net Increase (Decrease) in Cash                                   41,149    (100,202)          93,240

Cash at Beginning of Period                                       52,091     184,930                -
                                                            ------------  ----------  ---------------

Cash at End of Period                                       $     93,240  $   84,728  $        93,240
                                                            ============  ==========  ===============

Supplemental Cash Flow Information:
     Cash paid for interest                                 $          -  $        -
Non Cash Investing and Financing Activities:
     Conversion of liabilities to equity                    $    684,222  $   45,000
     Transfer of land to investment in
        joint venture                                       $          -  $  392,251


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

NOTE 2 - BUSINESS CONDITION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six-month periods ended June 30, 2007 and 2006, the Company incurred net losses of $2,519,073 and $798,720, respectively. As of June 30, 2007, the Company's losses accumulated from inception totaled $21,709,887. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

         The Company's management is in the process of negotiating various agreements to perform further research on and the development of three primary technologies. These include pneumatic conveyance systems to handle bulk materials in industrial research and processing applications, clean metallurgical coke technologies to produce high grade coke from an assortment of quality carbon fuels through a process expected to qualify for the Internal
Revenue Code Section 45K tax credits, and carbon black agglomeration to facilitate bulk handling and processing. Management intends to use equity and debt financing as needed to supplement the cash flows that potentially could be generated through the successful negotiation of agreements. However, there can be no guarantee that these plans will be successful.

NOTE 3 - BASIC AND DILUTED PER SHARE

         Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. As of and for the three and six months ended June 30, 2007, the Company had 14,000,000 stock options and 912,867 warrants, compared to 4,500,000 stock options and 796,200 warrants for the three and six months ended June 30, 2006, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 - STOCK BASED COMPENSATION

         During the three and six months ended June 30, 2007, the Company granted 10,000,000 options to purchase common stock. Terms for the options are as follows:

                                          Number            Exercise
              Vesting                    of Shares            Price
                                      ----------------  ------------------
         Immediately                     3,333,334              $ 0.28
         May 2008                        3,333,333                0.31
         May 2009                        3,333,333                0.33

         The weighted-average value and assumptions used for options granted during the six months ended June 30, 2007, were as follows:

         Fair value                     $    0.27
         Risk free interest rate            4.57%
         Expected life                    7 years
         Dividend yield                         -
         Volatility                       157.13%

         For the six months ended June 30, 2007 and 2006, the Company calculated compensation expense of $1,279,108 and $297,204, respectively, related to stock options.

         A summary of stock option activity for the six months ended June 30, 2007, is presented below:

                                                       Weighted
                                        Weighted       Average
                         Shares         Average       Remaining     Aggregate
                         Under          Exercise     Contractual    Intrinsic
                         Option          Price          Life          Value
                       ----------      ----------    -----------  ------------
Outstanding at
  December 31, 2006     4,000,000        $ 0.21
Granted                10,000,000          0.31
Exercised                       -
Forfeited                       -
Expired                         -
                      -----------

Outstanding at
  June 30, 2007        14,000,000        $ 0.28       7.73 years   $ 489,333
                      ===========

Exercisable at
  June 30, 2007         6,190,478        $ 0.22                    $ 489,333
                      ===========

         As of June 30, 2007, there was approximately $2,097,967 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.84 years.

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 5 - RELATED PARTY TRANSACTIONS

         Certain officers and shareholders of the Company have from time to time settled operating expenses on behalf of the Company. As of June 30, 2007, the Company owed these officers $105,242. All amounts are due on demand and bear no interest.

         The Company has notes payable to shareholders and officers. These notes bear interest at 10% and are currently due. As of June 30, 2007, the amount due under these notes payable was $854,680. During the six months ended June 30, 2007, the Company accrued interest on the notes of $40,234. As of June 30, 2007, the accrued interest due was $203,722.

NOTE 6 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash - During the six months ended June 30, 2007, the Company issued 375,000 shares of common stock and 100,000 warrants to purchase common stock, with an exercise price of $0.50 per share for proceeds of $75,000. The warrants vest immediately and expire in July 2008. The proceeds were allocated $67,935 to common stock and $7,065 to the warrants, based on their relative fair values on the date of issuance. The fair value of the warrants was determined by the Black-Scholes option pricing model using the following assumptions: estimated volatility of 112.47% estimated risk-free interest rate of 4.97% estimated yield of 0% and estimated term of one year.

         The Company also issued 875,000 shares of common stock for proceeds of $162,501 or at a price ranging from $0.15 to $0.20 per share.

         Common Stock Issued for Services - During the six months ended June 30, 2007, the Company issued 3,000,000 shares of common stock to employees for services rendered of $901,500 at a price of $0.30 per share.

         Common Stock Issued for Financing Fees - During the six months ended June 30, 2007, the Company issued 40,000 shares of common stock for financing fees of $14,000 at a price of $0.35 per share.

         Common Stock Issued for Liabilities - During the six months ended June 30, 2007, the Company issued 90,000 shares of common stock for satisfaction of accounts payable of $30,000 at a price of $0.33 per share; and 1,587,700 shares of common stock for satisfaction of accounts payable of $28,500, related party payable of $92,203, accrued wages of $255,000, accrued interest of $162,645 and note payable to stockholders of $115,874 at a price of $0.41 per share.

NOTE 7 - SUBSEQUENT EVENTS

         On July 17, 2007 an individual exercised his option to purchase 500,000 shares of common stock for $50,000 or at a price of $0.10 per share.

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

         There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, the words "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be some forward-looking statements not accompanied by these expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934. We disclaim any obligation or intention to update any forward-looking statements.

General

         Terra Systems was incorporated in Utah on February 17, 1996, and is a development-stage company. We are pursuing three primary businesses. The first of these is the development and commercialization of our patented pneumatic accelerator. This device is a gas linear particle accelerator that conveys and processes bulk materials at high velocity in a particle isolate state, using air as the medium of movement. The traditional and more costly medium for processing bulk materials is water. Our technology operates efficiently at ambient temperatures and at low pressures and does not use water. We believe that most if not all organic and inorganic bulk materials used in basic industries (such as coal, gypsum, black sands, corn, rice, and wheat) can be more economically separated and classified by our dry-process technology. This capability facilitates a number of associated procedures, including: drying, micropulverizing, mixing, forming, conveying, and loading. In addition, bulk materials can be beneficiated in important ways including moisture reduction, ash reduction, Btu enhancement, and electro-customization. Our system can perform multiple tasks, needs less maintenance, requires no chemical additives, and can improve the surrounding environmental quality.

         The second business we are pursuing is clean coke technology. We have obtained the worldwide license to Combustion Resources LLC's ("Combustion
Resources") clean coke technology. We believe that the carbon coke product produced by this process qualifies for tax credits under IRC Section 45K. The Energy Policy Act of 2005 (the "Energy Act") Section 1321 extended the date that facilities placed in service will qualify for this tax credit. We worked with the College of Eastern Utah to apply for and obtain an award of a Federal Center of Excellence grant under Section 404 of the Energy Act. This award will be used to further our development of this technology.

         The third business we are pursuing is the agglomeration of carbon products. The material agglomerated may or may not be previously processed utilizing our patented pneumatic accelerator technology. Initially, we are agglomerating carbon black, a very fine-sized material that poses significant material handling issues in its unagglomerated state.

         Our success and ability to compete will be dependent in part on the protection of our existing and potential patents, trademarks, trade names, service marks, trade secrets, and other proprietary rights. Thus, a majority of our research and development efforts have been focused on product development, testing, and patent application.

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

Results of Operations

Six months ended June 30, 2007, compared to the six months ended June 30, 2006:

         From inception through June 30, 2007, we have incurred losses totaling $21,709,887 and generated revenues of $756,205 from operations. During the six months ended June 30, 2007, we had sales revenues of $138,063. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities.

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

         While we have been able to generate some testing and product development revenues since inception, we have been limited in the scope of potential clients that could be contacted until our patent application was approved. In January 2001, we received notification that we had been awarded a patent on our Pneumatic Accelerator. Since then we have been pursuing project development contracts and refining our design of the Pneumatic Accelerator.

         In addition, during the first quarter, we were able to license Combustion Resources LLC's "Clean Coke Technology." The license agreement requires that the Company begin paying a $300,000 per year minimum royalty beginning in the year 2010. The royalty is set as a fixed percentage of the net operating profit realized from the licensed Clean Coke Technology, subject to a cap of $3 million in any one year. The Company believes that the Clean Coke Technology can be utilized to produce coke that qualifies under IRC Section 45K for the tax credit from alternative fuels provided a plant utilizing the Clean Coke Technology is built and placed in service by December 31, 2009. The Section 45K credit is subject to reduction as the Federal reference price of oil increases.

         Combustion Resources, the College of Eastern Utah's Western Energy Training Center and the Company were successful in obtaining a Federal Center of Excellence grant to develop the process controls for the system at its pilot plant (see below) in Price, Utah.

         Also during the current year, we were contracted by Combustion Resources LLC ("Combustion Resources"), and have worked with them to build and operate a pilot briquetting plant in Price, Utah. The pilot plant has a theoretical capacity of 1 ton per hour. The plant has been used to agglomerate carbon black. Carbon black is a very fine-sized material that is difficult to handle in its unagglomerated state. The plant has produced 162 tons of agglomerated carbon black to-date, all of which has been shipped to a major industrial customer for testing at its production plant. The Company's revenue for the quarter and year has been generated from this activity. Until the results of the test are known, the pilot plant will be utilized to develop the Clean Coke Technology process controls mentioned above.

         Our net loss for the six months ended June 30, 2007, was $2,519,073, compared to a net loss for the six months ended June 30, 2006, of $798,720. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the six months ended June 30, 2007, were approximately $2,565,921, of which approximately 98% were general and administrative expenses. Our expenses for the six months ended June 30, 2006 were approximately $799,386, of which approximately 90% were general and administrative expenses. The increase in general and administrative expenses during the six months ended June 30, 2007, was due to the issuance of 3,000,000 shares of common stock and 10,000,000 stock options valued at approximately $2,180,608 for services. For the six months ended June 30, 2007, depreciation and amortization expense was $4,266, compared to depreciation and amortization expense of $4,266 for the six months ended June 30, 2006.

Three months ended June 30, 2007, compared to the three months ended June 30, 2006:

         Our net loss for the three months ended June 30, 2007, was $1,476,772, compared to a net loss for the three months ended June 30, 2006, of $406,670. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the three months ended June 30, 2007, were approximately $1,507,410, of which approximately 98% were general and administrative. Our expenses for the three months ended June 30, 2006 were approximately $407,336, of which approximately 96% were general and administrative expenses. The increase in general and administrative expenses during the three months ended June 30, 2007, was due to the issuance of 10,000,000 stock options, and approximately $1,202,607 of compensation relating to the stock options was recognized during the period. For the three months ended June 30, 2007, depreciation and amortization expense was $2,133, compared to depreciation and amortization expense of $2,133 for the three months ended June 30, 2006.

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

         Besides the three primary businesses noted above, the Company is also pursuing potential energy projects through its subsidiary Mountain Island Energy, LLC, and its joint venture with United Fund Advisors, LLC, in Soda Springs, Idaho. Wind resource data is being collected at this site as part of the process of determining the feasibility of an approximate ten megawatt wind energy project.

Liquidity and Capital Resources

         Given our current negative cash flows, it will be difficult for Terra Systems to continue as a going concern. It will be necessary to raise additional funds or reduce cash expenditures. Management anticipates generating cash by issuing more equity and incurring debt.

         As mentioned in our audited financial statements included with our annual report on Form 10-KSB for the year ended December 31, 2006, our audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. Our product line is limited and it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If additional financing cannot be obtained, we may be required to scale back or discontinue operations. Even if additional financing is available there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will result in immediate and possible substantial dilution to existing shareholders.

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

         The Company was advised by Hansen, Barnett & Maxwell, the Company's independent registered public accounting firm, that during their performance of audit procedures for fiscal year 2006, Hansen, Barnett & Maxwell identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended June 30, 2007, the Company issued 250,000 shares of common stock for proceeds of $37,500 at a price of $0.15 per share; and 500,000 shares of common stock for proceeds of $100,000 at a price of $0.20 per share.

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

              Date:  August, 14, 2007


              By:  /s/ Mark Faerber
                  ----------------------------------
                  Mark Faerber
                  Consultant performing certain services
                  for the Company commonly performed by
                  a Chief Financial Officer

              Date:  August, 14, 2007

--------------------------------------------------------------------------------