Form 10QSB
period 2007-09-30
TERRA SYSTEMS CORP
filed 2007-11-14
CIK 1027876

================================================================================

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2007

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

                                 (801) 208-1289
                                ---------------
                (Issuer's telephone number, including area code)

                    5912 West 11600 South, Payson, Utah 84651
                    -----------------------------------------
                                (Former Address)

Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the issuer's common stock, par value $0.001 per share outstanding as of November 5, 2007 was 49,143,056 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               Terra Systems, Inc.

                                   Form 10-QSB
                    For The Quarter Ending September 30, 2007



Part I. Financial Information                                             Page
                                                                          ----

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets as of
               September 30, 2007, and December 31, 2006
               (Unaudited)                                                 2

             Condensed Consolidated Statements of
               Operations for the Three and Nine Months
               ended September 30, 2007 and 2006, and for
               the Cumulative Period February 17, 1996
               (Date of Inception) through September 30,
               2007 (Unaudited)                                            3

             Condensed Consolidated Statements of Cash
               Flows for the Nine Months ended September 30,
               2007 and 2006 and for the Cumulative Period
               February 17, 1996 (Date of Inception)
               through September 30, 2007 (Unaudited)                      4

             Notes to Condensed Consolidated Financial
               Statements (Unaudited)                                      5

    Item 2.  Management's Discussion and Plan of Operation                 8

    Item 3.  Controls and Procedures                                      11


Part II. Other Information

    Item 2.  Unregistered Sales of Equity Securities and
               Use of Proceeds                                            12

    Item 6.  Exhibits                                                     12

    Signatures                                                            13

PART I. FINANCIAL INFORMATION

Item I. Financial Statements


                       TERRA SYSTEMS, INC., AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                  September 30,    December 31,
                                                      2007             2006
                                                  -------------   --------------
Current Assets
     Cash                                         $      27,054   $      52,091
     Accounts receivable                                  6,836               -
     Other current assets                                12,010           5,391
                                                  -------------   --------------
         Total Current Assets                            45,900          57,482
                                                  -------------   --------------

Property and Equipment
     Furniture and equipment                            582,407         582,407
     Software                                            10,380          10,380
     Less:  Accumulated depreciation                   (480,526)       (474,128)
                                                  -------------   --------------
         Net Property and Equipment                     112,261         118,659
                                                  -------------   --------------

Investment in joint venture                             392,251         392,251
                                                  -------------   --------------

Total Assets                                      $     550,412   $     568,392
                                                  =============   ==============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                             $     470,229   $     531,087
     Accounts payable to related party                  105,242         197,445
     Accrued liabilities                                244,956         331,935
     Accrued interest payable                           223,839         326,133
     Notes payable to stockholders                      854,680         970,554
                                                  -------------   --------------
         Total Current Liabilities                    1,898,946       2,357,154
                                                  -------------   --------------


Stockholders' Deficit
     Common stock - $0.001 par value;
      100,000,000 shares authorized; 49,143,056
      and 42,675,356 shares issued and
      outstanding, respectively                          49,140          42,672
     Additional paid-in capital                      20,910,769      17,359,380
     Accumulated deficit                            (22,308,443)    (19,190,814)
                                                  -------------   --------------
         Total Stockholders' Deficit                 (1,348,534)     (1,788,762)
                                                  -------------   --------------

Total Liabilities and Stockholders' Deficit       $     550,412   $     568,392
                                                  =============   ==============


     See accompanying notes to condensed consolidated financial statements.


                                TERRA SYSTEMS, INC., AND SUBSIDIARY
                                   (A Development Stage Company)
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)


                                                                                   From Inception
                                                                                       of the
                                                                                     Development
                                                                                      Stage on
                                 For the Three Months      For the Nine Months       February 17,
                                  Ended September 30,      Ended September 30,       1996 Through
                                ----------  ----------  ------------  ------------  September 30,
                                  2007         2006         2007          2006          2007
                                ----------  ----------  ------------  ------------  -------------
Revenues                        $   21,223  $        -  $    159,286  $          -  $    777,428
Cost of Revenues                    23,444           -       114,659             -       564,904
                                ----------  ----------  ------------  ------------  -------------

     Gross Profit (Loss)            (2,221)          -        44,627             -       212,524
                                ----------  ----------  ------------  ------------  -------------

Expenses
  Research and development               -           -             -             -     2,063,996
  General and administrative       575,355     314,127     3,082,426     1,035,820    18,098,268
  Depreciation and amortization      2,132       2,133         6,398         6,399       801,499
                                ----------  ----------  ------------  ------------  -------------
     Total Operating Expenses      577,487     316,260     3,088,824     1,042,219    20,963,763

     Loss from Operations         (579,708)   (316,260)   (3,044,197)   (1,042,219)  (20,751,239)
                                ----------  ----------  ------------  ------------  -------------

Nonoperating Income/(Expenses)
  Other income                       1,619           -         1,619           666        75,867
  Interest expense                 (20,467)    (28,014)      (75,051)     (101,441)   (1,466,064)
  Interest income                        -           -             -             -         1,709
  Gain from relief of debt               -           -             -             -        64,284
  Loss on sale of securities             -           -             -             -       (99,000)
  Loss on sale of assets                 -           -             -             -      (134,000)
                                ----------  ----------  ------------  ------------  -------------

     Net Nonoperating Expenses     (18,848)    (28,014)      (73,432)     (100,775)   (1,557,204)
                                ----------  ----------  ------------  ------------  -------------

Net Loss                        $ (598,556) $ (344,274) $ (3,117,629) $ (1,142,994) $(22,308,443)
                                ==========  ==========  ============  ============  =============

Basic and Diluted Loss
   Per Share                    $    (0.01) $    (0.01) $      (0.07) $      (0.03)
                                ==========   =========  ============  ============

Weighted Average Shares
   Outstanding                  49,050,665  42,382,874    47,205,749    41,869,910
                                ==========  ==========  ============  ============





              See accompanying notes to condensed consolidated financial statements.



                       TERRA SYSTEMS, INC., AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  From Inception
                                                                      of the
                                                                    Development
                                                                     Stage on
                                          For the Nine Months       February 17,
                                          Ended September 30,       1996 Through
                                       ------------  ------------  September 30,
                                           2007          2006          2007
                                       ------------  ------------  -------------

Cash Flows from Operating Activities:
  Net  loss                            $ (3,117,629) $ (1,142,994) $(22,308,443)
  Adjustments to reconcile net loss
  to net cash used in operating
   activities:
    Depreciation and amortization             6,398         6,399       801,499
    Gain from debt relief                         -             -       (64,284)
    Loss on sale of investment
      securities                                  -             -        99,000
    Loss on disposal of assets                    -             -       139,000
    Stock compensation                    2,572,134       436,919    11,963,603
    Write off of stock subscription               -             -        22,750
    Common stock issued for financing
      fees                                   14,000        42,250       485,703
  Changes in current assets and
   liabilities:
    Accounts receivable                      (6,836)            -        (6,836)
    Other current assets                     (6,619)            -       (12,010)
    Accounts payable                         (2,358)       85,965       966,986
    Accounts payable - related party              -        75,000       608,330
    Accrued liabilities                     168,021        (5,480)    1,609,113
    Accrued legal settlement expense              -             -        44,967
    Accrued interest payable                 60,351        49,123       767,460
                                       ------------  ------------  -------------

  Net Cash Used in Operating
   Activities                              (312,538)     (452,818)   (4,883,162)
                                       ------------  ------------  -------------

Cash Flows from Investing Activities:
  Purchase of equipment and land                  -       (62,367)   (1,003,049)
  Advances to related party                       -             -      (290,328)
  Organization costs paid                         -             -        (4,755)
  Proceeds from sale of assets                    -             -       367,715
                                       ------------  ------------  -------------

  Net Cash Used in Investing
   Activities                                     -       (62,367)     (930,417)
                                       ------------  ------------  -------------

Cash Flows from Financing Activities:
  Proceeds from borrowings -
    stockholders                                  -        50,000     1,690,111
  Payments on borrowings -
    stockholders                                  -      (130,000)     (385,730)
  Proceeds from stock issuance and
    subscriptions                           287,501       425,220     4,721,892
  Payments on capital leases                      -             -      (185,640)
                                       ------------  ------------  -------------

  Net Cash Provided by Financing
   Activities                               287,501       345,220     5,840,633
                                       ------------  ------------  -------------

Net Increase (Decrease) in Cash             (25,037)     (169,965)       27,054

Cash at Beginning of Period                  52,091       184,930             -
                                       ------------  ------------  -------------

Cash at End of Period                  $     27,054  $     14,965  $     27,054
                                       ============  ============  =============

Supplemental Cash Flow Information:
  Cash paid for interest               $          -  $     10,000
Non Cash Investing and Financing
 Activities:
  Conversion of liabilities to equity  $    684,222  $     45,000
  Transfer of land to investment in
    joint venture                      $          -  $    392,251

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

NOTE 2 - BUSINESS CONDITION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine-month periods ended September 30, 2007 and 2006, the Company incurred net losses of $3,101,917 and $1,142,994, respectively. As of September 30, 2007, the Company's losses accumulated from inception totaled $22,292,731. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

NOTE 3 - BASIC AND DILUTED PER SHARE

         Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. For the three and nine months ended September 30, 2007, the Company had 12,500,000 stock options and 912,867 warrants, compared to 4,000,000 stock options and 812,867 warrants for the three and nine months ended September 30, 2006, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - STOCK BASED COMPENSATION

         During the nine months ended September 30, 2007, the Company granted 10,000,000 options to purchase common stock. Terms for the options are as follows:

                                       Number            Exercise
                 Vesting              of Shares            Price
                                   ----------------  -----------------

           Immediately                3,333,334           $ 0.28
           May 2008                   3,333,333             0.31
           May 2009                   3,333,333             0.33

         The weighted-average value for the options granted during the nine months ended September 30, 2007, was determined by the Black-Scholes option pricing model using the following assumptions:


           Fair value of common stock                       $    0.28
           Risk free interest rate                               4.57%
           Expected life                                      7 years
           Dividend yield                                           -
           Volatility                                          157.13%

         For the three and nine months ended  September  30, 2007 and 2006,  the
Company   calculated   compensation   expense  of   $1,670,634   and   $388,005,
respectively, related to stock options.

         A summary of stock option activity for the nine months ended September 30, 2007, is presented below:

                                                       Weighted
                                         Weighted       Average
                            Shares        Average      Remaining     Aggregate
                             Under       Exercise     Contractual    Intrinsic
                            Option         Price         Life          Value
                          -----------  ------------  ------------  -------------
Outstanding at
 December 31, 2006          4,000,000  $       0.21
Granted                    10,000,000          0.31
Exercised                    (500,000)         0.10
Forfeited                           -             -
Expired                    (1,000,000)         0.10
                          -----------

Outstanding at
September 30, 2007         12,500,000  $       0.30    7.64 years  $     90,000
                          ===========

Exercisable at
September 30, 2007          4,690,478  $       0.26                $     90,000
                          ===========

Weighted average fair
value of options granted
during the period                      $       0.27

                       TERRA SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         As of September 30, 2007, there was approximately $1,706,441 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.70 years.

NOTE 5 - RELATED PARTY TRANSACTIONS

         Certain officers and shareholders of the Company have from time to time settled operating expenses on behalf of the Company. As of September 30, 2007, the Company owed these officers an aggregate of $105,242. All amounts are due on demand and bear no interest.

         The Company has notes payable to shareholders and officers. These notes bear interest at 10% and are currently due. As of September 30, 2007, the aggregate amount due under these notes payable was $854,680. During the nine months ended September 30, 2007, the Company accrued interest on the notes of $60,351. As of September 30, 2007, the accrued interest due was $223,839.

NOTE 6 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash - During the nine months ended September 30, 2007, the Company issued 375,000 shares of common stock and 100,000 warrants to purchase common stock, with an exercise price of $0.50 per share for proceeds of $75,000. The warrants vest immediately and expire in July 2008. The proceeds were allocated $67,935 to common stock and $7,065 to the warrants, based on their relative fair values on the date of issuance. The fair value of the warrants was determined by the Black-Scholes option pricing model using the following assumptions: estimated volatility of 112.47% estimated risk-free interest rate of 4.97% estimated yield of 0% and estimated term of one year.

         The Company also issued 875,000 shares of common stock for proceeds of $162,501 or at prices ranging from $0.15 to $0.20 per share.

         The Company issued 500,000 shares of common stock for proceeds of $50,000 to an individual who exercised his options to purchase common stock, at an exercise price of $0.10 per share.

         Common Stock Issued for Services - During the nine months ended September 30, 2007, the Company issued 3,000,000 shares of common stock to employees for services rendered with a value of $901,500 at a price of $0.30 per share, which was the fair market value of the Company's common stock on the date of issuance.

         Common Stock Issued for Financing Fees - During the nine months ended September 30, 2007, the Company issued 40,000 shares of common stock for financing fees of $14,000 at a price of $0.35 per share.

         Common Stock Issued for Liabilities - During the nine months ended September 30, 2007, the Company issued 90,000 shares of common stock for satisfaction of accounts payable of $30,000 at a price of $0.33 per share; and 1,587,700 shares of common stock, at a price of $0.41 per share, for satisfaction of accounts payable of $28,500, related party payable of $92,203, accrued wages of $255,000, accrued interest of $162,645 and note payable to stockholders of $115,874.

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

         There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, the words "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be some forward-looking statements not accompanied by these expressions. Additionally, statements concerning our projections, projected business strategies, projected revenues or performance, or future results may also constitute forward-looking statements. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934. We disclaim any obligation or intention to update any forward-looking statements.

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

Results of Operations

Nine months ended September 30, 2007, compared to the nine months ended September 30, 2006:

         From inception through September 30, 2007, we have incurred losses totaling $22,308,443 and generated revenues of $777,428 from operations. During the nine months ended September 30, 2007, we had sales revenues of $159,286. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities.

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

         In addition, during the first quarter, we were able to license the "Clean Coke Technology" of Combustion Resources LLC ("Combustion Resources"). The license agreement requires that the Company begin paying a $300,000 per year minimum royalty beginning in the year 2010. The royalty is set as a fixed percentage of the net operating profit realized from the licensed Clean Coke Technology, subject to a cap of $3 million in any one year. The Company believes that the Clean Coke Technology can be utilized to produce coke that qualifies under IRC Section 45K for the tax credit from alternative fuels provided a plant utilizing the Clean Coke Technology is built and placed in service by December 31, 2009. The Section 45K credit is subject to reduction as the Federal reference price of oil increases.

         Combustion Resources, the College of Eastern Utah's Western Energy Training Center, and the Company were successful in obtaining a Federal Center of Excellence grant to develop the process controls for the system at its pilot plant (see below) in Price, Utah.

         Also during the current year, we were contracted by Combustion Resources, and have worked with them to build and operate a pilot briquetting plant in Price, Utah. The pilot plant has a theoretical capacity of 1 ton per hour. The plant has been used to agglomerate carbon black. Carbon black is a very fine-sized material that is difficult to handle in its unagglomerated state. The plant has produced 162 tons of agglomerated carbon black to-date, all of which has been shipped to a major industrial customer for testing at its production plant. The Company's revenue for the quarter and year has been generated from this activity. Until the results of the test are known, the pilot plant will be utilized to develop the Clean Coke Technology process controls mentioned above.

         Our net loss for the nine months ended September 30, 2007, was $3,117,629, compared to a net loss for the nine months ended September 30, 2006, of $1,142,994. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the nine months ended September 30, 2007, were approximately $3,163,875 of which approximately 97% were general and administrative expenses. Our expenses for the nine months ended September 30, 2006, were approximately $1,143,660, of which approximately 91% were general and administrative expenses. The increase in general and administrative expenses during the nine months ended September 30, 2007, was due to the issuance of 3,000,000 shares of common stock and 10,000,000 stock options valued at approximately $2,180,608 for services. For the nine months ended September 30, 2007, depreciation and amortization expense was $6,398, compared to depreciation and amortization expense of $6,399 for the nine months ended September 30, 2006.

Three months ended September 30, 2007, compared to the three months ended September 30, 2006:

         Our net loss for the three months ended September 30, 2007, was $598,556, compared to a net loss for the three months ended September 30, 2006, of $344,274. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the three months ended September 30, 2007, were approximately $597,954, of which approximately 96% were general and administrative. Our expenses for the three months ended September 30, 2006 were approximately $344,274, of which approximately 91% were general and administrative expenses. For the three months ended September 30, 2007, depreciation and amortization expense was $2,132, compared to depreciation and amortization expense of $2,133 for the three months ended September 30, 2006.

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

         The Company was advised by Hansen, Barnett & Maxwell, P.C., the Company's independent registered public accounting firm, that during their performance of audit procedures for fiscal year 2006, Hansen, Barnett & Maxwell, P.C. identified a material weakness as defined by the Public Company Accounting Oversight Board.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended September 30, 2007, the Company issued 500,000 shares of common stock for proceeds of $50,000 at a price of $0.10 per share.

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

              Date:  November, 13, 2007


              By:  /s/ Mark Faerber
                  ----------------------------------
                  Mark Faerber
                  Consultant performing certain services for the Company commonly performed by a Chief Financial Officer

              Date:  November, 13, 2007

--------------------------------------------------------------------------------