Form 10KSB
period 2007-12-31
TERRA SYSTEMS CORP
filed 2008-04-15
CIK 1027876

================================================================================

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-31483


                               TERRA SYSTEMS, INC.
              (Exact name of small business issuer in its charter)

                         UTAH                              87-0476073
           -------------------------------            -------------------
           (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)            Identification No.)

      7001 South 900 East, Ste 260, Midvale, Utah            84047
      -------------------------------------------          ----------
        (Address of principal executive offices)           (Zip Code)

                   Issuer's telephone number: (801) 208-1289
                                              --------------

Securities registered under Section 12(b) of the Exchange Act:   None.

Securities registered under Section 12(g) of the Exchange Act:

                            Common, $0.001 par value
                            ------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenue for the fiscal year ended December 31, 2007: $149,994


As of April 14, 2008, when this report was prepared, the registrant had 53,246,806 shares of common stock outstanding. The aggregate market value of the 38,441,167 shares of voting stock held by non-affiliates as of that date was approximately $4,612,940.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

           Large accelerated filer |_|   Accelerated filer         |_|

           Non-accelerated filer   |_|   Smaller reporting company |X|

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Description of Business                                              4
Item 2.   Description of Property                                             12
Item 3.   Legal Proceedings                                                   12
Item 4.   Submission of Matters to a Vote of Security Holders                 12

                                     PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities               12
Item 6.   Management's Discussion and Analysis or Plan of Operation           14
Item 7.   Financial Statements                                                15
Item 8.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           16
Item 8A.  Controls and Procedures                                             16
Item 8B.  Other Information                                                   17

                                    PART III

Item 9.   Directors, Executive Officers, Promoters Control Persons
           and Corporate Governance; Compliance with Section 16(a)
           of the Exchange Act                                                17

Item 10.  Executive Compensation                                              19

Item 11.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    22

Item 12.  Certain Relationships and Related Transactions, and Director
           Independence                                                       23

Item 13.  Exhibits                                                            24

Item 14.  Principal Accountant Fees and Services                              24

Signatures                                                                    26

         PART I

Item 1.  Description of Business

         Historical Overview

         Terra Systems, Inc. (the "Company" or "we") was formed as a Utah corporation on February 17, 1996, under the name Terra Systems, Inc., and is a development-stage company whose primary business purpose is the development and commercialization of a pneumatic conveyance system to handle materials in a bulk state.

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

         Our common stock began trading in July 1996 and was quoted under the ticker symbol "TSYI" on the OTC Bulletin Board in 2001. On November 15, 2001, the stock ceased to trade on the OTC Bulletin Board, and began trading on the Pink Sheets under the ticker symbol TSYI.PK. In September 2006, our stock began trading again on the OTC Bulletin Board under the ticker symbol "TSYI".

         Products

         Our principal product is a low-pressure pneumatic conveyance system. Low-pressure systems such as our system are used in connection with the pulverization, moisture control, classification, transport, and processing of bulk materials in a number of basic industries.

         Our system relies on a slow moving, laminar flow gas bearing to allow for the transportation of material through a carrying duct. A laminar flow gas bearing is formed when the air in the center of a pipeline is surrounded by a slow moving turbulent flow boundary air layer next to the inside wall of the pipe. It is referred to as a boundary because it acts to insulate the pipe from severe abrasive contact with the transported material. The amount of wear and tear or erosion on the inside of a pipe caused by the flow of a given material is referred to in the industry as the abrasion signature. Our process reduces this abrasion signature because the material being transported is caught up and carried by the faster moving gas in the center of the pipe. Unlike high-pressure conveyance systems, low-pressure systems do not allow for the build-up or caking of material inside the containment pipe. In pneumatic conveyance, caking typically occurs when dust combines with moisture and starts to gradually build up on the inside wall of the pipe.

         Competing high-pressure pneumatic conveyance systems rely on the compression of air for operation. When the air is compressed, the moisture contained in the air collects inside the pipe. These pressurized systems have to be enclosed and can only purge moisture at the end of their conveyance cycle. The material they carry becomes exposed to this moisture, which may lead to caking. On the other hand, a low-pressure system like ours operates in an open environment. This allows the material being transported to breathe any moisture out during the transportation process.

         Many of our components are pre-fabricated with final assembly occurring at the client's site. In most cases, we bill the client an hourly or daily rate for constructing a system that will vary in cost based on the customization involved for each client and their unique requirements. For example, some applications may require only product drying before going to an existing milling operation. Thus, our equipment could provide simply the product drying service onsite.

         The prospective markets for our industrial particle accelerator include power generation, mining, agriculture, environmental, ceramics, construction, and materials transportation. We believe that because of the nature and flexibility of our process, many bulk materials used in basic industries can be economically separated, classified, and otherwise processed.

         In addition to our patented pneumatic conveyance system, we hold a license for the patent pending "Clean Coke Technology" of Combustion Resources LLC ("Combustion Resources"). The license agreement requires that we begin paying a $300,000 per year minimum royalty beginning in the year 2010. The royalty is set as a fixed percentage of the net operating profit realized from the licensed Clean Coke Technology, subject to a maximum amount of $3 million in any one year. We believe that the Clean Coke Technology can be utilized to produce coke that qualifies under IRC Section 45K for the tax credit from alternative fuels provided a plant utilizing the Clean Coke Technology is built and placed in service by December 31, 2009. The Section 45K credit is subject to reduction as the Federal reference price of oil increases. We believe that there will be opportunities to realize positive economic returns from the Clean Coke Technology regardless of the incentive available from the Section 45K tax credit.

         Combustion Resources, the College of Eastern Utah's Western Energy Training Center, and the Company were successful in obtaining a Federal Center of Excellence grant to develop the process controls for the system at its pilot plant (see below) in Price, Utah.

         During 2007, we were contracted by Combustion Resources, and have worked with them to build and operate a pilot briquetting plant in Price, Utah. The pilot plant has a theoretical capacity of 1 ton per hour. The plant has been used to agglomerate carbon black. Carbon black is a very fine-sized material that is difficult to handle in its unagglomerated state. The plant has produced 162 tons of agglomerated carbon black to-date, all of which has been shipped to a major industrial customer for testing at its production plant. The Company's revenue for 2007 has been generated from this activity. Until the results of the test are known, the pilot plant will be utilized to develop the Clean Coke Technology process controls mentioned above.

         Distribution, Marketing, and Customer Relations

         Our marketing strategy is to promote, advertise and increase our technology visibility and attract new customers through multiple channels, including:

         o        Developing strategic alliances;
         o        Establishing our technology name; and
         o        Direct marketing to existing and potential customers.

         We believe that the use of multiple marketing channels will reduce our reliance on any one source for obtaining customers. This, in turn, will lower costs and maximize technology awareness.

         Strategic alliances

         In the past we have tried to develop strategic alliances with better capitalized companies that we thought would jointly develop our technology. Though we did enter into various agreements with these companies, we were unable to obtain licensing agreements or sales of our Pneumatic Accelerator System. We have had difficulty delivering our technology in an acceptable state to these partners because of our limited access to capital. We do not currently have any strategic alliances. We do, however, believe that future joint venture relationships will allow us to gain additional insight, expertise and penetration into markets where joint venture partners already operate and may serve to increase our revenue and income growth. We expect to review potential strategic alliance candidates and to enter into agreements in the future should we feel these alliances would be in the best interest of the company.

         Establish our technology

         We cannot guarantee that we will be able to successfully market and distribute our services or technologies in either the United States or other countries, and the failure to do so could have an adverse effect on our operations. We believe that building awareness of the Terra Systems technologies are important in establishing and expanding our customer base. We currently have a web site (www.tsyi.com) and will use traditional media as our revenues permit, to attract new customers. The information on our website should not be considered part of this report on Form 10-KSB.

         Direct marketing

         Through the date of this report, our marketing activity has been largely word-of-mouth referrals, on-site demonstrations, as well as contacts generated from our web site. We currently have two demonstrations that could significantly impact our future results. The first is the application of our pneumatic accelerator system to the coal recovery operations at the Hiawatha mine site in Hiawatha, Utah. The second is the Western Energy Training Center
(WETC) pilot clean coke plant near Helper, Utah. Both projects are expected to be in the early phases of operation during the second or third quarter of 2008.

         We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat business depends, in part, on the strength of our customer support and service operations and staff. We value frequent communication with and feedback from our customers to continually improve our services. We focus on designing high quality applications and engineered products that are designed to address specific customer needs. Our operating results may fluctuate due to factors such as the addition or loss of significant customers.

         Industry Background and Competitive Conditions

         Nearly all bulk materials used in basic industries can or must be separated, pulverized, classified, or otherwise enhanced. Opportunities exist for many applications in both organic and inorganic materials in an array of large industries, including power generation, mining, agriculture, environmental, ceramics, construction, and materials transportation. Our main competition consists of companies providing or engaging in traditional methods of pulverization and transport of bulk materials; these include manufacturers of roller mills and ball mills. We believe that we compete on the basis of the unique nature of our technology. Our competitors are generally larger, better funded and possess greater name recognition and reputation in the market than Terra Systems. There is no assurance that we will be able to compete successfully against these larger players in the industry.

         Raw Materials and Suppliers

         We do not purchase or supply raw materials. Numerous raw materials are used to conduct on-site demonstrations on the effectiveness of our process and equipment; however, our prospective customers provide these materials. These materials used in on-site demonstrations include rice, coal, coal ash, limestone, gypsum, agricultural waste and other materials containing various heavy minerals, such as gold, silver, and platinum.


         The following is a partial list of major industries where our technologies could be adopted or utilized, possible uses in the industries and the potential benefits of the use of our technology:

         o        Coal
                  o        Reduce moisture
                  o        Reduce ash
                  o        Increased Btu value
                  o Micropulverize (80% of coal throughput ground down to 325 mesh)
                  o        Transport
                  o        Reclaim from gob piles

         o        Electric Power Generation With Coal
                  o Reduce air pollution emissions, especially nitrogen oxides ("NOX")
                  o        See "Coal" above
                  o        Contain fugitive dust

         o        Agriculture
                  o        Rice, coarse grains, sugar
                           o        Drying
                  o        Soil conditioning
                           o        Restore depleted trace minerals

         o        Environmental
                  o        Extract/dry/remove  waste  from
                           o        Food processing

                           o        Industry
                           o        Radioactive materials

         o        Mining
                  o        Precious metals
                           o        Classify and concentrate desired ores

         o        Construction
                  o        Cement and concrete

         o        Ceramics
                  o        Micropulverize

         o        Transportation
                  o        Waterways
                  o        Dredging
                  o        Loading/unloading/transloading

         o        Metallurgical Coke
                  o        Custom coke blends
                  o        Custom coke sizes

Patents

         We have licensed technology for clean coke production from a third party and we own one patent, U.S. Patent No. 6,170,768, covering our pneumatic accelerator, which was granted January 9, 2001. We expect that we will upgrade this patent or file additional applications as developments are made with our technology. We rely upon a combination of patents, copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our future prospects depend in part on our ability to obtain and maintain patent protection for our technology. We also need to continue to preserve our copyrights, trademarks and trade secrets and we must operate without infringing the proprietary rights of third parties.

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

         Our future prospects also depend in part on our neither- infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. We cannot guarantee that we will not infringe the patents, licenses or other proprietary rights of third parties. We could in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against our strategic partners or us that claim damages and seek to enjoin commercial activities relating to the affected products and processes could subject us to potential liability for damages. Those legal actions could also require our strategic partners or us to obtain a license in order to continue to manufacture or market the affected products and processes. We cannot ensure that our strategic partners or we would prevail in any action. We cannot ensure that any license, including licenses proposed by third parties, required under any patent would be available on terms that are commercially acceptable, if at all. We have not conducted an exhaustive patent search, and we cannot ensure that patents do not exist or could not be filed that would have a material adverse effect on our ability to develop and market our products. If we become involved in such litigation, it could consume a substantial portion of our managerial and financial resources, which would have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners.

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

         Government Regulation

         We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to business generally, export control laws, and laws or regulations directly applicable to the industry. We are required to ensure the enforcement of the Occupational and Health Administration (OSHA) regulations.

         We believe that we have complied in all material respects with the laws and regulations governing the industry and that compliance with such laws will not have a material effect on our operations. However, various federal and state agencies may propose new legislation that may adversely affect our business, financial condition and results of operations. We are not aware of any probable government regulations that may adversely affect our business.

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

         Employees

         As of December 31, 2007, we had two full-time employees, one part-time employee, and three consultants and advisors. There were no organized labor agreements or union agreements between Terra Systems, Inc. and our employees. We believe that relations with our employees have been and will continue to be good.

RISK FACTORS

         We have a history of losses and had an accumulated deficit of approximately $24,023,323 as of December 31, 2007, and approximately $19,190,814 as of December 31, 2006. If we do not become profitable or maintain profitability in the future, we may not be able to continue to operate.

         We incurred net losses of approximately $24,023,323 for the period from February 1996 through December 31, 2007. We expect to continue to incur substantial net losses in the foreseeable future. If we do not become profitable within the time frame expected by investors, the market price of our common stock likely will decline. If we continue to incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. We do not know when or if we will become profitable. If we do achieve profitability, we may not sustain or increase profitability in the future. As a result, we may not be able to continue to operate.

         Our limited operating history makes it difficult to predict future results.

         Our business model is still emerging, and the revenue and income potential of our business and market are unproven. We have a limited operating history on which to base estimates for future performance. Our technology represents a new approach to the challenges presented in our selected markets, which to date have been dominated by established companies with longer operating histories. Although we expect that ongoing negotiations with potential customers may result in the finalization of feasibility study and licensing agreements that would result in revenues and cash flows, there is no assurance that we will be successful in those negotiations. Key markets within our industry may fail to adopt our proprietary technologies and products, or we may not be able to establish distribution channels. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by companies in their early stages of development.

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

         Our reliance upon intellectual property licenses from third parties limits the control we have over aspects of our business development and may increase the expense of doing business, which would reduce profitability. In addition, the possibility of our infringing upon the intellectual property rights of third parties may result in litigation and divert the attention of our management, adversely affecting our business.

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

         Our independent registered public accounting firm has issued its report dated April 14, 2008, that includes an explanatory paragraph stating that our deficit in working capital, negative cash flows from operations, shareholders deficit and recurring net losses raise substantial doubt about our ability to continue as a going concern. If we are not successful in generating additional sales, reducing expenses, or obtaining additional financing through this offering or otherwise, we may be required to scale back or discontinue operations, in which case our investors could lose all or substantially all of their investment.

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

         We have been unable to pay our senior management on a current basis, and have lost the services of a past officer because of our inability to keep current. Additionally, we have had to rely on the financial support of our officers and directors in the past, but cannot provide any assurance that this will continue in the future. Without the continuance of such past cooperation and support, we may be required to discontinue operations, in which case our investors could lose all or substantially all of their investment.

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

         Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. Currently, one of our patent applications has been allowed. These legal protections afford only limited protection for our technology, and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that:

         o competitors may independently develop similar technologies or design around our patents;

         o patents issued to us may not be broad enough to protect our proprietary rights; and

         o        any issued patent could be successfully challenged.

         The occurrence of any of these factors could result in the diminution or loss of our protected intellectual property, which could have a material adverse impact on our business.

         Our stock is considered a penny stock. Penny stocks are subject to special regulations, which may make them more difficult to trade on the open market.

         As of the date of this Report, our common stock was traded on the OTC Bulletin Board under the ticker symbol "TSYI." Securities on the Bulletin Board market are generally more difficult to trade than those on the NASDAQ National

Market, the NASDAQ Small Cap Market or the major stock exchanges. In addition, accurate price quotations are more difficult to obtain. Additionally, our common stock is subject to special regulations governing the sale of penny stock.

         A "penny stock," is defined by regulations of the Securities and Exchange Commission as an equity security with a market price of less than $5.00 per share. However, an equity security with a market price under $5.00 will not be considered a penny stock if it fits within any of the following exceptions, which are not applicable to our securities:

         o The equity security is listed on NASDAQ or a national securities exchange;

         o The issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least $5,000,000, or (b) average annual revenue of at least $6,000,000; or

         o The issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least $2,000,000.

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

Item 2.  Description of Property

         Terra Systems, Inc., occupies office space located at 7001 South 900 East, Ste 260. Terra Systems, Inc., is renting approximately 2300 square feet of space. The Company, through its joint venture, Mountain Island Energy Holdings, LLC, shares in the ownership of 423 acres of land near Soda Springs, Idaho. The land is strategically located near existing industrial facilities and key infrastructure. We believe that these properties and facilities will be sufficient for our needs for the foreseeable future.

Item 3.  Legal Proceedings

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

         MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Market for Common Stock continued on the OTC Bulletin Board under the symbol TSYI

                                               High       Low
                  2007
                   1st Quarter                 $0.40     $0.28
                   2nd Quarter                 $0.32     $0.21
                   3rd Quarter                 $0.29     $0.12
                   4th Quarter                 $0.23     $0.14

                  2006
                   1st Quarter                 $0.80     $0.64
                   2nd Quarter                 $0.80     $0.45
                   3rd Quarter(1)              $0.65     $0.35
                   4th Quarter                 $0.50     $0.34

                  2005
                   1st Quarter                 $2.05     $0.30
                   2d Quarter                  $1.01     $0.65
                   3d Quarter                  $1.02     $0.81
                   4th Quarter                 $0.99     $0.60

(1)In September 2006, our stock began trading on the OTC bulletin Board under the ticker symbol "TSYI".

         The source of these high and low prices was the Pink Sheets and OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

         The market price of the common stock is subject to significant fluctuations in response to variations in the our quarterly operating results, general trends in the market for our technologies, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On December 31, 2007, the closing bid price of the common stock as reported by the OTC Bulletin Board was $0.15 per share.

         Holders

         As of December 31, 2007, there were approximately 291 shareholders of record of our common stock.

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

2007
         During 2007, the Company issued 1,000,000 shares of common stock at a price of $0.20 per share for proceeds of $200,000; 250,000 shares of common stock at a price of $0.15 per share for proceeds of $37,500; 1,200,000 shares of common stock at a price of $0.10 per share for proceeds of $120,000; 500,000 shares of common stock for proceeds of $50,000 to an individual who exercised his options to purchase common stock at an exercise price of $0.10 per share; 3,000,000 shares of common stock to employees for services rendered with a value of $901,500 at a price of $0.30 per share; 40,000 shares of common stock for financing fees of $14,000 at a price of $0.35 per share; 90,000 shares of common stock for satisfaction of accounts payable of $30,000 at a price of $0.33 per share; 1,587,700 shares of common stock, at a price of $0.41 per share, for the satisfaction of accounts payable of $28,500, related party payable of $92,203, accrued wages of $255,000, accrued interest of $162,645 and note payable to stockholders of $115,874; 550,000 shares of common stock for satisfaction of a note payable to stock holder of $50,000 and interest expense of $43,500 at a price of $0.17 per share. Additionally, the Company issued 2,218,750 shares of common stock in satisfaction of certain stock purchase rights.

         The sales of shares to the buyers were made in privately negotiated transactions relying on Section 4(2) of the 1933 Act, and rules and regulations promulgated thereunder, as transactions not involving any public offering. No advertising or general solicitation was employed in the issuance of the securities.

         The Company did not purchase any shares of its securities during 2007.

Item 6.  Management's Discussion and Analysis or Plan of Operation

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

General

         Terra Systems was incorporated in Utah on February 17, 1996, and is a development-stage company. Our primary business is the development and commercialization of our patented pneumatic accelerator. This device is a gas linear particle accelerator that conveys and processes bulk materials at high velocity in a particle isolate state, using air as the medium of movement. The traditional and more costly medium for processing bulk materials is water. Our technology operates efficiently at ambient temperatures and at low pressures and does not use water. We believe that most if not all, organic and inorganic bulk materials used in basic industries (such as coal, gypsum, black sands, corn, rice, and wheat) can be more economically separated and classified by our dry-process technology. This capability facilitates a number of associated procedures, including: drying, micropulverizing, mixing, forming, conveying, and loading. In addition, bulk materials can be beneficiated in important ways including moisture reduction, ash reduction, Btu enhancement, and electro-customization. We believe our system can perform multiple tasks, needs less maintenance, requires no chemical additives, and can improve the surrounding environmental quality.

         Our success and ability to compete will be dependent in part on the protection of our existing and potential patents, trademarks, trade names, service marks, and other proprietary rights. Thus, a majority of our research and development efforts have been focused on product development, testing, and patent application.

         We seek to continue developing our products internally through research and development, or if appropriate, through strategic alliances. We expect, however, that if we can purchase or license products, services, or technologies from third parties at a reasonable cost, we will do so in order to avoid the time and expense involved in developing these products, services, or technologies.

Results of Operations

Twelve months ended December 31, 2007 compared to twelve months ended December 31, 2006

         From inception through December 31, 2007, we have incurred losses totaling $24,023,323 and generated revenues of $768,136 from operations. During the years ended December 31, 2007 and 2006, we had $ 149,994 and $45,897 sales revenues respectively. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities.

         Realization of licensing of our technology and sales of our products and services is vital to operations. We may not be able to continue as a going concern without realizing additional sales or raising additional capital. We cannot guarantee that we will be able to compete successfully or that the competitive pressures we may face will not have a material adverse effect on our business, results of operations and financial condition. Additionally, superior competitive products could force us out of business.

         Our net loss for the year ended December 31, 2007 was approximately $4,832,509, compared to a net loss for the year ended December 31, 2006, of approximately $1,412,231. The net loss was attributable to lower than expected revenues from sales of our products and services. Our expenses for the year ending December 31, 2007, were approximately $4,881,042 of which approximately 97% were general and administrative expenses. The increase in general and administrative expenses in 2007 was due to the issuance of 5,218,750 shares of common stock valued at $1,895,775 for services and financing fees. Also, during 2007 the Company recognized $2,257,161 in expense relating to stock options and warrants granted during the year. Our expenses for the year ended December 31, 2006, were approximately $1,424,476, of which approximately 91% were general and administrative. For the year ended December 31, 2007, depreciation and amortization expense was $8,531 compared to depreciation and amortization expense of $8,532 for the year ended December 31, 2006.

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

         We are continuing discussions with PacifiCorp regarding pulverized coal processing for the utility industry. We have been working with management and engineering personnel in the preliminary product design and development stages. A major objective of the proposed strategic business alliance with PacifiCorp will be to design a system that has the ability to produce low ash, low moisture, and ultra fine coal, that enhances the combustion process and reduce unburned carbon and nitrogen oxide ("NOx") emissions.

         Liquidity and Capital Resources

         Given our current negative cash flows, it will be difficult for Terra Systems to continue as a going concern. It will be necessary to raise additional funds. Funds could be generated through the issuance of additional stock or through the sale of existing plant and office equipment. We have available to us a $500,000 line of credit that is guaranteed by two members of our board of directors, but the use of such funds are limited to the development of the Hiawatha coal recovery project, and the continuing availability of this line is contingent on achieving acceptable progress on that project, including its use as a feedstock for the clean coke pilot plant.

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


Item 7.  Financial Statements

         Audited  financial   statements  for  the  twelve-month  period  ending
December 31, 2007, are attached.

         Report of Independent Registered Public Accounting Firm             F-1

         Consolidated Balance Sheets- December 31, 2007 and 2006             F-2

         Consolidated Statements of Operations for the Years Ended
          December 31, 2007 and 2006 and for the Cumulative Period
          February 17, 1996 (Date of Inception), through December
          31, 2007                                                           F-3

         Consolidated Statement of Changes in Stockholders' Deficit
          for the Period February 17, 1996(Date of Inception),
          through December 31, 2007                                          F-4

         Consolidated  Statements of Cash Flows for the Years Ended
          December 31, 2007 and 2006, and for the Cumulative Period
          February 17, 1996 (Date of Inception), through December
          31, 2007                                                           F-7

         Notes to Consolidated Financial Statements                          F-8


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 8A.Controls and Procedures

Management's Report On Internal Control Over Financial Reporting

         Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company's Chief Executive Officer and a consultant performing services for the Company commonly performed by a chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

         o Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

         o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

         o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         With the participation of the Chief Executive Officer and the consultant performing services for the Company commonly performed by a chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007, as the result of a material weakness. The material weakness consisted primarily of inadequate staffing and supervision, as discussed above.

          As a result of these factors, the Company's Chief Executive Officer and the consultant performing services for the Company commonly performed by a chief financial officer have concluded that the Company's internal controls and procedures are not effective as of the period covered by this report.

Remediation of Material Weakness

         As noted above, the size of the Company prevents it from being able to employ sufficient resources to enable the Company to have adequate segregation of duties within its internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In order to address the deficiency, management has implemented tighter cash flow controls and set-up a centralized computer system to maintain the accounting records. Management will continue to work to address and remedy the material weakness as the position of the Company permits.

Limitations on the Effectiveness of Internal Controls

         Our management, including our Chief Executive Officer and the consultant performing services for the Company commonly performed by a chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.


Item 8B.   Other Information

         None.



                                    PART III

Item 9. Directors, Executive Officers,Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

MANAGEMENT

         The following table sets forth information about our board of directors and management team as of December 31, 2007.



Name                         Age    Position
------------------------     ---    ------------------------------------
Clayton D. Timothy           61     Chief Executive Officer and Director
George W. Ford               62     President and Director
L. Kent Harmon               53     Vice President and Director
Mitchell Hart                50     Vice President and Director
Reynold Roeder               49     Director and Chairman of the Board
Frederick W Buckman, Sr.     62     Director
J.R. Key                     62     Director

         Clayton D Timothy, Director and Chief Executive Officer- Mr. Timothy has an Associates Degree in Mine Maintenance from the College of Eastern Utah. His career has evolved around coal mining, initially as a miner, subsequently as a foreman and in more recent years as entrepreneur and executive in the development and implementation of technological innovations in the field. In this span of experiences, he has considerable experience in handling industrial bulk materials. From 1990-1994, he was Executive Vice President of Environmental Technologies Group, Inc. (ETGP) of Lehi, Utah, which pioneered and implemented a patented technology, which agglomerated coal fines. The process became patented and qualified as a synthetic fuel, entitling it to Section 29 Investment Tax Credit status. ETGP was eventually renamed Covol Technologies, Inc., and more than two dozen plants were built to utilize the coal fines technology. From 1994 to 1996, he was Vice President of Industrial Management and Engineering, also in Lehi, UT. He was the founder of TSYI in 1996.

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

         Frederick W. Buckman, Sr., Director - Mr. Buckman has extensive experience in leadership. Buckman was a co-founder and former Chairman and CEO of Trans-Elect, Inc., the first independent owner and developer of electrical transmission systems in the U.S. From 1994 to 1998, Buckman served as President and Chief Executive Officer of PacifiCorp. Prior to joining PacifiCorp, Buckman was President and Chief Executive Officer of Consumers Power Co., the utility subsidiary of CMS Energy. Buckman serves as a member of the board and Lead Director of StanCorp Financial Group (NYSE:SFG). He also serves as a member of the board of InfraSource Services, Inc. (NYSE:IFS) and MMC Energy (OTC BB:MMCN). A graduate of the University of Michigan with a bachelor's degree in science engineering, Buckman received his doctorate in nuclear engineering from the Massachusetts Institute of Technology and attended the advanced management program at Harvard Business School.

         Reynold Roeder, Director and Chairman of the Board - Mr. Roeder brings over 25 years experience in operations, accounting, finance, investment banking and strategic planning with Portland Family of Funds, United Fund Advisors, LECTRIX LLC, PacifiCorp, and Deloitte & Touche. Mr. Roeder's management experience includes building several organizations from the ground up, structuring and negotiating large scale transactions and helping create industry standards in IRC Section 29 tax credits for synthetic fuels produced from coal. Mr. Roeder serves on the Board of Directors of Raser Technologies (NYSE Arca:RZ) and is the CEO of LECTRIX LLC, a developer of merchant electrical transmission lines, and CEO of United Fund Advisors, an investment banking firm specializing in tax credit transactions. During his career, Mr. Roeder has held CPA licenses in the states of New York, California and Oregon. Mr. Roeder graduated with honors in Business Administration from Portland State University.

         J.R. Key, Director - Mr. Key has served in various senior positions during his career. He served as superintendent for Bankhead Mining Co., Jefferson Coal Co. and Cobb Coal Company in Alabama. He was General Manager of P.V. Mining Co. in Indiana. He later served as Vice President and General Manager of Bridger Coal Co. in Wyoming. From 1994 to 1997 he held the position of Director of Technical Services at InterWest Mining Company (a division of PacifiCorp) in Salt Lake City. Mr. Key became involved in the Section 29 projects with PacifiCorp in 1996. He presently oversees operations of the four synfuels plants for Synfuel Management, LLC. Mr. Key has over 35 years of coal industry experience.


Compliance with Section 16(a) of the Exchange Act

         None of the Company's executive officers or directors filed Forms 5 for the year ended December 31, 2007. During the twelve months ending December 31, 2007 executive officers or directors sold no securities.

Code of Ethics

         The Company is in the process of adopting a code of ethics for our principal executive and financial officers. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

         There have been no changes to the procedures by which security holders may recommend nominees to the Company's board of directors. As of the date of this Report, the Company did not have a nominating committee of the board of directors, and the board of directors performed that role.

         As of the date of this Report, the Company had both an audit committee and a compensation committee of the board of directors. The Audit Committee is comprised of Frederick Buckman Sr., Reynold Roeder, and Jerry Robert Key. Mr. Roeder chairs the audit committee and serves as its designated financial expert. The Compensation Committee is comprised of Frederick Buckman Sr., Reynold Roeder, and Jerry Robert Key. Mr. Buckman serves as Chairman of the compensation committee. Messrs. Buckman, Roeder, and Key are independent directors within the meaning of that term under applicable Securities and Exchange Commission rules. As of the date of this report the audit committee is in the process of adopting a charter.


Item 10.   Executive Compensation

EXECUTIVE COMPENSATION

         The Company's compensation program is designed to encompass several factors in determining the compensation of the Company's names executive officers. The following are the main objectives of the compensation program for the Company's named executive officers:
         o        Retain qualified officers
         o Provide overall corporate direction for the officers and also to provide direction that is specific to officer's respective areas of authority. The level of compensation amongst the officer group, in relation to one another, is also considered in order to maintain a high level of satisfaction within the leadership group. We consider the relationship that the officers maintain to be one of the most important elements of the leadership group.
         o        Provide a performance incentive for the officers.

         The Company's compensation program is designed to reward the officers in the following areas:
         o        achievement of specific goals;
         o        professional education and development;
         o creativity in the form of innovative ideas and analysis for new programs and projects;
         o        new program implementation;
         o        attainment of company goals, budgets, and objectives;
         o        results oriented determination and organization;
         o        positive and supportive direction for company personnel; and
         o        community involvement.

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

         The elements of the compensation program include:
         o        Base salary;
         o        Stock options and stock awards
         o        Employee benefits in the form of:
                  o        Health and dental insurance
                  o        Life insurance
         o        Other de minimis benefits

         Base salary

         Base salary is intended to provide competitive compensation for job performance and to attract and retain qualified named executive officers. The base salary level is determined by considering several factors inherent in the market place such as: the size of the company; the prevailing salary levels for the particular office or position; prevailing salary levels in a given geographic locale; and the qualifications and experience of the named executive officer. Due to limited working capital, our executives have allowed the Company to defer a substantial portion of their base salary, but are not under any obligation to continue to do so.

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

         Other de minimis benefits

         Other de minimis employee benefits such as cell phones, parking, and auto usage reimbursements are directly related to job functions but contain a personal use element, which is considered to be a goodwill gesture that contributes to enhanced job performance.

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

         This table provides summary information concerning compensation earned by or paid to each named executive officer for services rendered in all capacities to us during fiscal year 2007.


                                                     SUMMARY COMPENSATION TABLE

                                                                      Non-Equity         Change in
                                                                      Incentive       Pesion Value and
                                 Salary           Stock     Option       Plan       Deferred Compensation    All Other
Name and                         (1)(2)   Bonus   Awards    Grants   Compensation          Earnings         Compensation    Total
Position                  Year     $        $        $         $           $                  $                   $           $
------------------------------------------------------------------------------------------------------------------------------------
Clayton Timothy,          2006   120,000    -           -      -           -                  -                   -        120,000
 Chief Exective Officer   2007   120,000    -           -      -           -                  -                   -        120,000
------------------------------------------------------------------------------------------------------------------------------------
George W. Ford.           2006   120,000    -           -      -           -                  -                   -        120,000
 President                2007   120,000    -     450,000      -           -                  -                   -        570,000
------------------------------------------------------------------------------------------------------------------------------------
Mitchell J. Hart,         2006   120,000    -           -      -           -                  -                   -        120,000
 Vice President           2007   110,000    -     450,000      -           -                  -                   -        560,000
------------------------------------------------------------------------------------------------------------------------------------

(1)During 2006 actual compensation paid to each named officer was $110,000 with $10,000 each being accrued as a liability.
(2) During 2007 actual compensation paid to each named officer was $45,000 each with $75,000 being accrued as a liability. Mr. Hart ceased employment with the Company on November 30,2007 accordlingly $65,000 was accrued for him

         The following table provides summary information concerning outstanding equity awards for named executive officers as of December 31, 2007.


                              OUTSTANDING EQUITY AWARDS AT FISCAL 2007 YEAR-END

                                                         Option Awards
                           --------------------------------------------------------------------------------

                                                             Equity Incentive
                            Number of       Number of          Plan Awards:
                           Securities      Securities           Number of
                           Underlying      Underlying           Securities
                           Unxercised      Unxercised           Underlying           Option        Option
                           Options (#)     Options (#)         Unexercised          Exercise     Expiration
Name and Position          Exercisable    Unexercisable      Unearned Options        Price          Date
------------------------------------------------------------------------------------------------------------
Clayton Timothy, Chief
Executive Officer            300,000               -                 -                0.10       17-May-08
------------------------------------------------------------------------------------------------------------
George W. Ford. President    228,572         571,428                 -                0.38       30-Nov-25
------------------------------------------------------------------------------------------------------------
Mitchell J. Hart, Vice
President                    228,572         571,428                 -                0.38       30-Nov-25
------------------------------------------------------------------------------------------------------------

                                                          Stock Awards
                           --------------------------------------------------------------------------------
                                                                                        Equity Incentive
                                                               Equity Incentive            Plan Awards:
                             Number of       Market value         Plan Awards:        Market or payout value
                          Shares or Units    of Shares or      Number of Unearned      of unearned Shares,
                           of Stock that    Units of Stock   Shares, Units or other       Units or other
                              Have not       that have not    rights that have not     rights that have not
                               vested           vested               vested                   vested
Name and Position               (#)               ($)                 (#)                      ($)
------------------------------------------------------------------------------------------------------------
Clayton Timothy, Chief
Executive Officer                -                 -                   -                        -
------------------------------------------------------------------------------------------------------------
George W. Ford. President        -                 -                   -                        -
------------------------------------------------------------------------------------------------------------
Mitchell J. Hart, Vice
President                        -                 -                   -                        -
------------------------------------------------------------------------------------------------------------

         Stock Options Granted In 2007

         During 2007, the Company granted options to purchase an aggregate of 10,000,000 shares of common stock to four individuals, three of whom are directors of the Company, discussed below, and one of whom was a consultant. The options have an exercise price of $0.28 to $0.33 per share, and an expiration date through June 2014.

         Reynold Roeder, Frederick Buckman Sr., and Jerry Robert Key, each, as a
Director,   received  3,000,000  of  the  options  described  in  the  preceding paragraph.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information regarding beneficial ownership of our common stock as of December 31, 2007, by:

         o Each person or entity known to us to own beneficially more than 5% of our common stock;

         o        Each of the named executive officers;

         o        Each of our directors; and

         o        All executive officers and directors as a group.

         The following table assumes the applicable percentage ownership is based on 53,111,806 shares of common stock outstanding as of December 31, 2007; 4,690,478 shares of common stock options that are exercisable and 531,514 warrants to purchase shares of common stock.

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


Shareholder                                 Shares Beneficially    Percentage of
                                                   Owned             Ownership

Clayton Timothy
Chief Executive Officer, Director               4,076,465(1)           7.63%

George W. Ford
President, Director                             2,487,037(2)           4.66%

L. Kent Harmon
Vice President, Director                        2,850,000(1)           5.34%

Mitchell Hart
Vice President, Director                        2,012,037(2)           3.77%

Frederick Buckman Sr.
Director                                        2,265,757(3)           4.09%

Jerry Robert Key
Director                                        2,000,000(4)           3.63%

Reynold  Roeder, Director and Chairman of
the Board                                       5,047,007(5)           9.11%

All Executive Officers and Directors as
A group (7 individuals)                        20,738,303(6)           34.16%

(1)      Shares  beneficially  owned  include  options to purchase up to 300,000 shares.
(2)      Shares  beneficially  owned  include  options to purchase up to 228,572 shares.
(3) Shares beneficially owned include options to purchase up to 2,000,000 shares and a warrant to purchase 265,757 shares.
(4)      Shares  beneficially  owned include options to purchase up to 2,000,000 shares.
(5) Shares beneficially owned includes 2,781,250 shares, options to purchase up to an additional 2,000,000 shares and a warrant to purchase 265,757 shares. Mr. Roeder owns the securities jointly with Wendy Roeder.
(6) Shares beneficially owned include options to purchase up to 7,057,144 shares and warrants to purchase 531,514 shares.

Securities Authorized Under Equity Compensation Plans

         As of December 31, 2007, the Company had no equity compensation plans or option plans.

Item 12. Certain   Relationships   and   Related   Transactions,   and  Director
         Independence

         As of the date of this Report, the Company's common stock traded on the OTC Bulletin Board (the "Bulletin Board"). The Bulletin Board does not impose on the Company standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence. Nevertheless, the Company has undertaken to appoint three individuals to its Board of Directors, Messrs. Buckman, Key, and Roeder, who are independent under the NASDAQ Marketplace Rules and those standards applicable to companies trading on NASDAQ.

Specifically, none of Mr. Buckman, Mr. Key, or Mr. Roeder:

         - has been any time during the past three years employed by the Company or by any parent or subsidiary of the Company;

         - has accepted or has a family member who accepted any compensation from the Company in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than compensation for board or board committee service;

         - is a family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;

         - is, or has a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more:

         - is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of such other entity; or

         - is, or has a family member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.


Item 13. Exhibits

Exhibit No.    Title of Document
-----------    -----------------

2 Articles of Merger of Terra Systems, Inc., with and into Terra Merger Subsidiary, Inc., incorporated by reference from the Company's Form 10-SB, filed with the Commission on September 6, 2000.
3.1 Amended and Restated Articles of Incorporation of Terra Systems, Inc., formerly known as Xullux, Inc., incorporated by reference from the Company's Form 10-SB, filed with the Commission on September 6, 2000.
3.2            Articles  of  Incorporation  of Terra  Merger  Subsidiary,  Inc.,
               incorporated by reference from the Company's Form 10-SB, filed with the Commission on September 6, 2000.
3.4 Revised Bylaws of Terra Systems, Inc. (formerly known as Xullux, Inc.), incorporated by reference from the Company's Form 10-SB, filed with the Commission on September 6, 2000.
10.1 Agreement Between Terra Systems, Inc., and XCEL Associates, Inc., dated March 29, 2000, incorporated by reference from Amendment No. 1 to the Company's Form 10-SB, filed with the Commission on December 1, 2000.
10.2 Memorandum of Affiliation between the Company and Clayton Timothy, dated May 12, 2005 (filed as an exhibit to the Company's Annual Report on Form 10-KSB filed April 17, 2006)
10.3 Memorandum of Affiliation between the Company and George W. Ford Jr., dated May 12, 2005 (filed as an exhibit to the Company's Annual Report on Form 10-KSB filed April 17, 2006)
10.4           Memorandum  of  Affiliation  between the Company and  Mitchell J.
               Hart, dated May 12, 2005 (filed as an exhibit to the Company's Annual Report on Form 10-KSB filed April 17, 2006)

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

Item 14. Principal Accountant Fees and Services

         Audit Fees

         Audit fees billed during 2007 and 2006 were $33,994 and $52,000, respectively.

         Audit-related Fees

         Not applicable.

         Tax Fees

         Not applicable.

         All Other Fees

         Not applicable.

         Audit Committee Policies and Procedures

         As of the date of this report the audit committee is in the process of adopting a charter.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 14, 2008

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

Date: April  14, 2008

/s/ George W. Ford
------------------------------------
Name: George W. Ford
Director


/s/ Mitchell Hart
------------------------------------
Name: Mitchell Hart
Director


/s/ L. Kent Harmon
------------------------------------
Name: L. Kent Harmon
Director


/s/ Reynold Roeder
------------------------------------
Name: Reynold Roeder
Director


/s/ Frederick Buckman Sr.
------------------------------------
Name: Frederick Buckman Sr.
Director


/s/ Jerry Robert Key
------------------------------------
Name: Jerry Robert Key
Director

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS






                           December 31, 2007 and 2006

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)


                                TABLE OF CONTENTS



Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets - December 31, 2007 and 2006                     F-2

Consolidated Statements of Operations for the Years Ended
   December 31, 2007 and 2006, and for the Cumulative Period
   February 17, 1996 (Date of Inception), through December 31, 2007          F-3

Consolidated Statement of Changes in Stockholders' Deficit
   for the Period February 17, 1996 (Date of Inception), through
   December 31, 2007                                                         F-4

Consolidated  Statements of Cash Flows for the Years Ended December 31,
   2007 and 2006, and for the Cumulative Period
   February 17, 1996 (Date of Inception), through December 31, 2007          F-7

Notes to Consolidated Financial Statements                                   F-8

HANSEN, BARNETT & MAXWELL, P.C.
   A Professional Corporation
  CERTIFIED PUBLIC ACCOUNTANTS             Registered with the Public Company
   5 Triad Center, Suite 750                   Accounting Oversight Board
 Salt Lake City, UT 84180-1128
     Phone: (801) 532-2200
      Fax: (801) 532-7944
        www.hbmcpas.com



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Terra Systems, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Terra Systems, Inc. and Subsidiaries (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2007 and 2006 and for the cumulative period from February 17, 1996 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Systems, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period from February 17, 1996 through December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses and negative cash flows from operations during each of the two years in the period ended December 31, 2007 and from inception through December 31, 2007. As of December 31, 2007, the Company had an accumulated deficit of $24,023,323 and negative working capital of $1,870,217. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Note 1 and Note 6 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards123(R) "Share-Based Payment".



                                              HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
April 14, 2008

                        TERRA SYSTEMS, INC AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                    December 31,   December 31,
                                                       2007           2006
                                                    ------------   ------------
ASSETS
Current Assets
     Cash                                           $     30,692   $     52,091
     Other current assets                                 13,894          5,391
                                                    ------------   ------------
            Total Current Assets                          44,586         57,482
                                                    ------------   ------------

Property and Equipment
     Furniture and equipment                             582,407        582,407
     Software                                             10,380         10,380
     Less:  Accumulated depreciation                    (482,659)      (474,128)
                                                    ------------   ------------
            Net Property and Equipment                   110,128        118,659
                                                    ------------   ------------


Investment in joint venture                              392,251        392,251
                                                    ------------   ------------
Total Assets                                        $    546,965   $    568,392
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                               $    431,857   $    531,087
     Bank line of credit                                  43,805              -
     Accounts payable to related parties                 105,242        197,445
     Accrued liabilities                                 285,263        331,935
     Accrued interest to related parties                 243,956        326,133
     Notes payable to stockholders                       804,680        970,554
                                                    ------------   ------------
            Total Current Liabilities                  1,914,803      2,357,154
                                                    ------------   ------------

Stockholders' Deficit
     Common stock - $0.001 par value;
       100,000,000 shares authorized;
       53,111,806 and 42,675,356 issued
       and outstanding, respectively                      53,109         42,672
     Additional paid-in capital                       22,602,376     17,359,380
     Deficit accumulated during development stage    (24,023,323)   (19,190,814)
                                                    ------------   ------------
            Total Stockholders' Deficit               (1,367,838)    (1,788,762)
                                                    ------------   ------------

Total Liabilities and Stockholders' Deficit         $    546,965   $    568,392
                                                    ============   ============


     See accompanying notes to condensed consolidated financial statements.

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  From Inception
                                                                      of the
                                                                    Development
                                                                     Stage on
                                                                    February 17,
                                        For the Year Ended             1996
                                           December 31,               Through
                                   ----------------------------     December 31,
                                       2007            2006            2007
                                   ------------    ------------    ------------

Revenues                           $    149,994    $     45,897    $    768,136
Cost of Revenues                        114,659          44,968         564,904
                                   ------------    ------------    ------------

  Gross Profit                           35,335             929         203,232
                                   ------------    ------------    ------------

Operating Expenses
  Research and development                    -               -       2,063,996
  General and administrative          4,731,644       1,296,669      19,747,486
  Depreciation and amortization           8,531           8,532         803,632
                                   ------------    ------------    ------------
     Total Operating Expenses         4,740,175       1,305,201      22,615,114
                                   ------------    ------------    ------------

     Loss from Operations            (4,704,840)     (1,304,272)    (22,411,882)
                                   ------------    ------------    ------------

Nonoperating Income/(Expenses)
  Other income                           13,198          12,245          87,446
  Interest expense                     (140,867)       (120,204)     (1,531,880)
  Interest income                             -               -           1,709
  Gain from settlement of debt                -               -          64,284
  Loss on sale of securities                  -               -         (99,000)
  Gain (loss) on sale of assets               -               -        (134,000)
                                   ------------    ------------    ------------

  Net Nonoperating Expenses            (127,669)       (107,959)     (1,611,441)
                                   ------------    ------------    ------------

Net Loss                           $ (4,832,509)   $ (1,412,231)   $(24,023,323)
                                   ============    ============    ============

Basic and Diluted Loss
  Per Share                        $      (0.10)   $      (0.03)
                                   ============    ============

Weighted Average Shares
  Outstanding                        48,060,906      42,072,927
                                   ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                           TERRA SYSTEMS, INC. AND SUBSIDIARY
                                             (A Development Stage Company)
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                                             Deficit
                                                           Common                          Accumulated
                           Common Stock        Additional   Stock    Subscrip-  Deferred   During the       Total
                       ---------------------    Paid-In    Subscrip-   tion      Compen-   Development   Stockholders'
                        Shares      Amount      Capital     tions    Receivable  sation      Stage          Deficit
----------------------------------------------------------------------------------------------------------------------
Balance - February 17,
  1996 (Inception)              -  $      -   $         -  $      -  $      -  $       -  $           -  $           -
Shares issued to
  founders
   March 1996 -
    $0.00 per share    48,000,000    48,000       (47,520)        -         -          -              -            480
Shares issued to
  acquire Xullux
   May 1996 - $0.00
    per share           2,955,100     2,955        (2,955)        -         -          -              -              -
Common stock
  subscriptions July
  1996 through
  September 1996                -         -             -   196,000         -          -              -        196,000
Shares issued for
  marketable
  securities
   September 1996 -
     $0.80 per share       19,000        19        15,181   174,800         -          -              -        190,000
Shares issued for cash
   September 1996 -
     $0.80  to $1.00
     per share            706,500       707       667,793    10,000         -          -              -        678,500
   October 1996 -
    $0.80 per share       350,000       350       279,650         -         -          -              -        280,000
   November 1996 -
    $1.75 per share        12,000        12        20,988         -         -          -              -         21,000
   December 1996 -
    $1.75 to $2.00
    per share              57,500        58       103,692         -         -          -              -        103,750
   January 1997 -
    $1.00 to $1.75
    per share             126,000       126       145,374         -         -          -              -        145,500
   February 1997 -
    $1.00 per share       100,000       100        99,900         -         -          -              -        100,000
   March 1997 - $1.75
    per share              25,413        25        44,448         -         -          -              -         44,473
   April 1997 - $2.00
    per share               7,500         8        14,992         -         -          -              -         15,000
   May 1997 - $1.00
    per share             100,000       100        99,900         -         -          -              -        100,000
   June 1997 - $1.00
    per share              90,000        90        89,910         -         -          -              -         90,000
   August 1997 - $0.50
    to $1.00 per share     70,000        70        44,930         -         -          -              -         45,000
   October 1997 -
    $1.00 per share        25,000        25        24,975         -         -          -              -         25,000
   November 1997 -
    $0.72 to $0.80 per
    share                 172,399       173       128,243         -         -          -              -        128,416
   December 1997 -
    $0.80 per share        84,375        84        67,416         -         -          -              -         67,500
   April 1998 - $0.50
    to $0.73 per share    239,502       240       146,671         -         -          -              -        146,911
   May 1998 - $0.75 to
    $0.80 per share        38,333        38        29,962         -         -          -              -         30,000
   June 1998 - $0.75
    per share              30,146        30        22,579         -         -          -              -         22,609
   July 1998 - $0.36
    to $0.73 per share    236,846       237       119,368         -         -          -              -        119,605
   August 1998 - $0.50
    per share              20,000        20         9,980         -         -          -              -         10,000
   November 1998 -
    $0.30 to $0.33 per
    share                  78,000        78        24,772         -         -          -              -         24,850
   December 1998 -
    $0.32 to $0.33 per
    share                  72,900        73        23,664         -         -          -              -         23,737
   January 1999 -
    $0.50 per share       100,000       100        49,900         -         -          -              -         50,000
   April 1999 - $0.25
    per share              20,000        20         4,980         -         -          -              -          5,000
   May 1999 - $0.50
    per share              20,000        20         9,980         -         -          -              -         10,000
   June 1999 - $0.50
    per share             100,000       100        49,900         -         -          -              -         50,000
   July 1999 - $0.25
    per share             200,000       200        50,260         -         -          -              -         50,460
   September 1999 -
    $0.40 and $0.50
    per share             145,000       145        59,855         -         -          -              -         60,000
   October 1999 -
    $0.50 per share        60,000        60        29,940         -         -          -              -         30,000
   December 1999 -
    $0.50 per share        60,000        60        29,940         -         -          -              -         30,000
   January 2000 -
    $0.25 per share        12,000        12         2,988         -         -          -              -          3,000
   February 2000 -
    $0.25 per share        40,000        40         9,960         -         -          -              -         10,000
   March 2000 -
    $0.25 per share       139,340       140        34,696         -         -          -              -         34,836
   April 2000 -
    $0.30 per share        33,333        33         9,967         -         -          -              -         10,000
   July 2000 -
    $0.25 per share        32,000        32         7,968         -         -          -              -          8,000
   August 2000 -
    $0.25 per share       120,000       120        29,880         -         -          -              -         30,000
   January 2001 -
    $0.20 per share       100,000       100        19,900         -         -          -              -         20,000
   May 2001 - $0.20 to
    $0.25 per share       150,000       150        30,350         -         -          -              -         30,500
   June 2001 - $0.25
    per share              10,000        10         2,490         -         -          -              -          2,500
   July 2001 - $0.19
    per share              32,000        32         6,014         -         -          -              -          6,046
   August 2001 - $0.10
    per share             500,000       500        49,500         -         -          -              -         50,000
   November 2001 -
    $0.20 to $0.23 per
    share                 680,434       680       139,320         -  (100,000)         -              -         40,000
   March 2002 - $0.15
    per share              75,000        75        11,175         -         -          -              -         11,250
   July 2003 - $0.10
    per share             175,000       175        17,325         -         -          -              -         17,500
   November 2003 -
    $0.20 per share       125,000       125        24,875         -         -          -              -         25,000
   April 2004 - $0.14
    per share              84,500        85        11,915         -         -          -              -         12,000
   June 2004 - $0.14
    per share              35,500        36         4,964         -         -          -              -          5,000
   June 2004 - $0.19
    per share              84,210        84        15,916         -         -          -              -         16,000
   December 2004 -
    $0.33 per share        30,000        30         9,970         -         -          -              -         10,000
   February 2005 -
    $0.10 per share       100,000       100         9,900         -         -          -              -         10,000
   March 2005 - $0.10
    per share           2,250,000     2,250       222,750         -         -          -              -        225,000
   March 2005 - $0.20
    per share             125,000       125        24,875         -         -          -              -         25,000
   March 2005 - $0.08
    per share             600,000       600        49,400         -         -          -              -         50,000
   March 2005 - $0.07
    per share             700,000       700        49,300         -         -          -              -         50,000
   July 2005 - $0.25
    per share             400,000       400        99,600         -         -          -              -        100,000
   December 2005 -
    $0.25 per share       300,000       300        74,700         -         -          -              -         75,000
   December 2005 -
    $0.50 per share        60,000        60        29,940         -         -          -              -         30,000
Shares issued in
  satisfaction of
  subscription
  agreements
   October - December
    1996 $0.80 to
    $1.00 per share       246,000       245       205,755  (206,000)        -          -              -              -
   December 1996 -
    $0.76 per share       231,000       231       174,569  (174,800)        -          -              -              -
Shares issued for
  current and future
  services
   May 1997 - $1.00
    per share              75,000        75        74,850         -         -    (74,925)             -              -
   March 1998 -
    $1.13 per share       350,000       350       393,400         -         -   (393,750)             -              -
   March 1999 -
    $0.50 per share       106,286       106        53,083         -         -          -              -         53,189
   June 1999 - $0.50
    per share              60,000        60        29,940         -         -          -              -         30,000
   September 1999 -
    $0.70 to $0.97 per
    share                  63,000        63        49,257         -         -    (19,320)             -         30,000
   December 1999 -
    $0.60 per share        50,000        50        29,950         -         -          -              -         30,000


                         See accompanying notes to condensed consolidated financial statements.

                                                          F-4

                                           TERRA SYSTEMS, INC. AND SUBSIDIARY
                                             (A Development Stage Company)
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                      (CONTINUED)


                                                                                             Deficit
                                                           Common                          Accumulated
                           Common Stock        Additional   Stock    Subscrip-  Deferred   During the       Total
                       ---------------------    Paid-In    Subscrip-   tion      Compen-   Development   Stockholders'
                        Shares      Amount      Capital     tions    Receivable  sation      Stage          Deficit
----------------------------------------------------------------------------------------------------------------------
   March 2000 - $0.50
    per share              60,000        60        29,940         -         -          -              -         30,000
   May 2000 - $0.48
    per share              62,920        63        29,937         -         -          -              -         30,000
   July 2000 - $1.00
    per share              15,000        15        14,985         -         -          -              -         15,000
   September 2000 -
    $0.25 per share       122,400       122        29,878         -         -          -              -         30,000
   October 2000 -
    $0.25 per share        75,000        75        18,675         -         -          -              -         18,750
   December 2000 -
    $0.39 per share        99,338        99        38,901         -         -          -              -         39,000
   January 2001 -
    $0.50 per share        12,500        13         6,238         -         -          -              -          6,251
   March 2001 -
    $0.50 per share        60,000        60        29,940         -         -          -              -         30,000
   June 2001 -
    $0.40 per share        97,500        98        38,902         -         -          -              -         39,000
   September 2001 -
    $0.20 per share       500,000       500        99,500         -         -          -              -        100,000
   October 2001 -
    $0.20 per share       530,000       530       105,470         -         -          -              -        106,000
   November 2001 -
    $0.15 per share       180,000       180        26,820         -         -          -              -         27,000
   July  2002- $0.18
    to $0.19 per share    504,529       505        92,195         -         -          -              -         92,700
   November 2002 -
    $0.16 to $0.17 per
    share                 501,766       501        82,799         -         -          -              -         83,300
   March 2003 - $0.14
    per share             314,287       314        43,686         -         -          -              -         44,000
   May 2003- $0.15 per
    share                  10,000        10         1,490         -         -          -              -          1,500
   October 2003- $0.19
    to $0.28 per share    982,141       982       265,476         -         -          -              -        266,458
   April 2004 - $0.28
    per share             375,000       375       107,625         -         -          -              -        108,000
   August 2004 - $0.22
    per share             204,546       204        61,161         -         -          -              -         61,365
   April 2005 - $0.81
    per share              90,000        90        72,810         -         -          -              -         72,900
   May 2005 - $0.95
    per share           1,270,000     1,270     1,205,230         -         -          -              -      1,206,500
   May 2005 - $0.80
    per share           2,697,257     2,697     2,155,109         -         -          -              -      2,157,806
   July 2005 - $0.86
    per share              25,000        25        21,475         -         -          -              -         21,500
   July 2005 - $0.81
    per share              52,941        53        42,829         -         -          -              -         42,882
   October 2005 -
    $0.84 per share        50,001        50        41,949         -         -          -              -         41,999
   December 2005 -
    $0.75 per share       200,000       200       149,800         -         -          -              -        150,000
Shares issued for
  financing fees
   March 2003 - $0.17
    to $0.20 per share     43,000        43         8,047         -         -          -              -          8,090
   July 2003 - $0.18
    per share              31,500        32         5,639         -         -          -              -          5,671
   August 2003 - $0.18
    per share               7,000         7         1,253         -         -          -              -          1,260
   September 2003 -
    $0.18 per share        10,000        10         1,790         -         -          -              -          1,800
   October 2003 -
    $0.18 per share        25,000        25         4,475         -         -          -              -          4,500
   May 2004 - $0.30
    per share               2,713         3           811         -         -          -              -            814
   December 2005 -
    $0.75 per share       543,091       543       406,775         -         -          -              -        407,318
Shares issued for
  settlement of
  liabilities
   January 1999 -
    $0.25 per share       200,000       200        49,800         -         -          -              -         50,000
   February 2002-
    $0.51 per share        49,020        49        24,951         -         -          -              -         25,000
   June 2003 - $0.18
    per share             200,000       200        34,800         -         -          -              -         35,000
   December 2003 -
    $0.36 per share     1,326,216     1,326       476,112         -         -          -              -        477,438
   November 2003 -
    $0.25 per share        40,000        40         9,960         -         -          -              -         10,000
   May 2004 - $0.25
    per share             635,966       635       158,355         -         -          -              -        158,990
   December 2004 -
   $0.30 per share        900,000       900       269,100         -                    -              -        270,000
   February 2005 -
    $0.30 per share       350,000       350       104,650         -         -          -              -        105,000
   April 2005 - $0.85
    per share             100,000       100        84,900         -         -          -              -         85,000
   May 2005 - $0.80
    per share           1,302,743     1,303     1,040,891         -         -          -              -      1,042,194
   December 2005 -
    $0.75 per share       508,936       509       381,193         -         -          -              -        381,702
Exercise of share
  rights
   May 2000 - $0.25
    per share (cash)      400,000       400        99,600         -         -          -              -        100,000
   October 2000 -
    $0.25 per share
    (cash)                300,000       300        59,700         -         -          -              -         60,000
   November 2000 -
    $0.20 per share
    (services)            225,000       225        44,775         -         -          -              -         45,000
   December 2000 -
    $0.20 per share
    (cash)                 75,000        75        14,925         -         -          -              -         15,000
Exercise of stock
  options
   April 2000 - $0.20
    per share
    (conversion of
    debt)                 500,000       500        99,500         -         -          -              -        100,000
   December 2000 -
    $0.20 per share
    (cash)                 25,000        25         4,975         -         -          -              -          5,000
   January 2001 -
    $0.20-$0.25 per
    share                 825,000       825       166,675         -         -          -              -        167,500
Share redemptions
   September 1996 - no
    consideration      (3,000,000)   (3,000)        3,000         -         -          -              -              -
   December 1996 -
    $0.001 per share  (36,775,000)  (36,775)            -         -         -          -              -        (36,775)
   December 1999 -
    $1.13 per share      (100,000)     (100)     (112,300)        -         -    112,400              -              -
   March 2000 - $1.13
    per share             (50,000)      (50)      (56,150)        -         -     56,200              -              -
Shares issued as part
  of land acquisition
   August  2005 -
    $0.93 per share       878,048       878       815,707         -         -          -              -        816,585
   August 2005 - $0.86
    per share             255,812       256       219,744         -         -          -              -        220,000
Payment on
 subscription
 receivable                     -         -             -         -    51,250          -              -         51,250
Return of shares in
 satisfaction of
 subscription
 receivable              (130,000)     (130)      (25,870)        -    26,000          -              -              -
Write off subscription
  receivable balance            -         -             -         -    22,750          -              -         22,750
Compensation from
  grant of stock
  rights and options            -         -     1,106,626         -         -          -              -      1,106,626
Consulting expense
  from grant of share
  right                         -         -       818,500         -         -          -              -        818,500
Amortization of
  deferred
  compensation                  -         -             -         -         -    319,395              -        319,395
Compensation relating
  to intrinsic value
  of stock options              -         -       728,331         -         -          -              -        728,331
Net loss from February
   17, 1996 through
   December 31, 2005            -         -             -         -         -          -    (17,778,583)   (17,778,583)
                      -----------  --------   -----------  --------  -------- ----------  -------------  -------------

Balance December 31,
  2005                 41,292,288    41,292    16,333,170         -         -          -    (17,778,583)    (1,404,121)

                         See accompanying notes to condensed consolidated financial statements.

                                                          F-5

                                           TERRA SYSTEMS, INC. AND SUBSIDIARY
                                             (A Development Stage Company)
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                      (CONTINUED)


                                                                                             Deficit
                                                           Common                          Accumulated
                           Common Stock        Additional   Stock    Subscrip-  Deferred   During the       Total
                       ---------------------    Paid-In    Subscrip-   tion      Compen-   Development   Stockholders'
                        Shares      Amount      Capital     tions    Receivable  sation      Stage          Deficit
----------------------------------------------------------------------------------------------------------------------

Shares issued for
  services
   March 2006 - $0.75
    per share              64,284        63        48,150         -         -          -              -         48,213
Shares issued in
  satisfaction of
  liabilities and
  interest
   January 2006 -
    $0.65 per share        70,311        70        45,632         -         -          -              -         45,702
Shares issued for
  financing fees
   January 2006 -
    $0.65 per share        65,000        65        42,185         -         -          -              -         42,250
Shares issued for cash
   March 2006 - $0.30
    per share             242,400       242        72,478         -         -          -              -         72,720
   June 2006 - $0.30
    per share              33,334        33         9,967         -         -          -              -         10,000
   June 2006 - $0.50
    per share             500,000       500       249,500         -         -          -              -        250,000
   July 2006 - $0.35
    per share              28,572        29         9,971         -         -          -              -         10,000
   July 2006 - $0.30
    per share              66,667        66        19,934         -         -          -              -         20,000
   September 2006 -
    $0.20 per share       312,500       312        62,188         -         -          -              -         62,500
Compensation relating
  to fair value of
  stock options                 -         -       466,205         -         -          -              -        466,205
Net loss for period             -         -             -         -         -          -     (1,412,231)    (1,412,231)
                      -----------  --------   -----------  --------  -------- ----------  -------------  -------------

Balance December 31,
  2006                 42,675,356  $ 42,672   $17,359,380  $      -  $      - $        -  $ (19,190,814) $  (1,788,762)

Shares issued for
  services
   March 2007 -
    $0.20 per share     3,000,000     3,000       897,000         -         -          -              -        900,000
Shares issued in
  satisfaction of
  liabilities and
  interest
   January 2007 -
    $0.35 per share     1,677,700     1,678       684,044         -         -          -              -        685,722
   November 2007 -
    $0.17 per share       550,000       550        92,950         -         -          -              -         93,500
Shares issued for
  financing fees
   February 2007 -
    $0.35 per share        40,000        40        13,960         -         -          -              -         14,000
Shares issued for
  cash
   March 2007 -
    $0.20 per share       500,000       500        99,501         -         -          -              -        100,001
   April 2007 -
    $0.15 per share       250,000       250        37,250         -         -          -              -         37,500
   June 2007 -
    $0.20 per share       500,000       500        99,500         -         -          -              -        100,000
   November 2007 -
    $0.10 per share       450,000       450        44,550         -         -          -              -         45,000
   December 2007 -
    $0.10 per share       750,000       750        74,250         -         -          -              -         75,000
Exercise of stock
  options
   July 2007 -
    $0.10 per share       500,000       500        49,500         -         -          -              -         50,000
Shares issued for
  compensation
   November 2007        2,218,750     2,219        (2,219)                                                           -
Compensation relating
  to amendment of
  stock right                                     995,775                                                      995,775
Compensation relating
  to guarentee of
  line of credit                                   94,774                                                       94,774
Compensation relating
  to fair value of
  stock options                 -         -     2,062,161         -         -          -              -      2,062,161
Net loss for period             -         -             -         -         -          -     (4,832,509)    (4,832,509)
                      -----------  --------   -----------  --------  -------- ----------  -------------  -------------

Balance December 31,
  2007                 53,111,806  $ 53,109   $22,602,376  $      -  $      - $        -  $ (24,023,323) $  (1,367,838)
                      ===========  ========   ===========  ========  ======== ==========  =============  =============


                         See accompanying notes to condensed consolidated financial statements.

                                                          F-6

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  From Inception
                                                                      of the
                                                                   Development
                                                                     Stage on
                                         For the Year Ended        February 17,
                                             December 31,          1996 Through
                                      -------------------------    December 31,
                                          2007          2006           2007
                                      ------------  ------------   ------------

Cash Flows from Operating Activities:
 Net loss                             $ (4,832,509) $ (1,412,231)  $(24,023,323)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization             8,531         8,532        803,632
   Gain from debt relief                         -             -        (64,284)
   Loss on sale of investment
    securities                                   -             -         99,000
   (Gain) loss on disposal of assets             -             -        139,000
   Stock compensation                    4,054,210       515,120     13,445,679
   Write off of stock subscription               -             -         22,750
   Common stock issued for financing
    fees                                    57,500        42,250        529,203
 Changes in current assets and
  liabilities:
   Other current assets                     (8,503)            4        (13,894)
   Accounts payable                        (40,730)      148,585        928,614
   Accounts payable - related party              -        75,000        608,330
   Accrued liabilities                     208,328        (3,931)     1,649,420
   Accrued legal settlement expense              -             -         44,967
   Accrued interest payable                 80,468        57,888        787,577
                                      ------------  ------------   ------------

 Net Cash Used in Operating
  Activities                              (472,705)     (568,783)    (5,043,329)
                                      ------------  ------------   ------------

Cash Flows from Investing Activities:
 Purchase of equipment                           -      (109,276)    (1,003,049)
 Advances to related party                       -             -       (290,328)
 Organization costs paid                         -             -         (4,755)
 Proceeds from sale of assets                    -             -        367,715
                                      ------------  ------------   ------------

  Net Cash Used in Investing
   Activities                                    -      (109,276)      (930,417)
                                      ------------  ------------   ------------

Cash Flows from Financing Activities:
 Proceeds from bank line of credit          43,805             -         43,805
 Proceeds from borrowings -
  stockholders                                   -       250,000      1,690,111
 Payments on borrowings -
  stockholders                                   -      (130,000)      (385,730)
 Proceeds from stock issuance and
  subscriptions                            407,501       425,220      4,841,892
 Payments on capital leases                      -             -       (185,640)
                                      ------------  ------------   ------------

  Net Cash Provided by Financing
   Activities                              451,306       545,220      6,004,438
                                      ------------  ------------   ------------

Net Increase (Decrease) in Cash            (21,399)     (132,839)        30,692

Cash at Beginning of Year                   52,091       184,930              -
                                      ------------  ------------   ------------

Cash at End of Year                   $     30,692  $     52,091   $     30,692
                                      ============  ============   ============

Supplemental Cash Flow Information:
  Cash paid for interest              $          -  $     20,000
Non Cash Investing and Financing
 Activities:
  Conversion of liabilities to
   common stock                       $    734,222  $     45,000
  Transfer of land to investment in
         joint venture                $          -  $    392,251

     See accompanying notes to condensed consolidated financial statements.

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         In September 2005 the Company acquired the assets of Mountain Island Energy, LLC., an Idaho-based company (MIE). At the time of the asset acquisition, MIE was not considered a business and consisted solely of land. The prior owners of MIE were all shareholders and officers of the Company. Therefore, the land was valued at the original owners' basis. See Note 8 for details.

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

         Basis of Presentation-- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the years ended December 31, 2007 and 2006, the Company received $149,994 and $45,897 in revenue, respectively and incurred net losses of $4,832,509 and $1,412,231, respectively. As of December 31, 2007, the Company had a working capital deficit of $1,870,217. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Cash and Cash Equivalents-- For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments maturing in three months or less to be cash equivalents.

         Property and Equipment -- Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets that range from five to fifteen years. Depreciation expense for the years ended December 31, 2007 and 2006, was $8,531 and $8,532, respectively.

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

         Financial Instruments -- The estimated fair value of financial instruments is not presented because, in management's opinion, there is no material difference between carrying amounts and estimated fair values of the financial instruments as presented in the accompanying balance sheets. The carrying amounts reported for notes payable approximate fair value because the underlying instruments are at interest rates which approximate market rates.

         Revenue Recognition -- Revenue is recognized when products are shipped or when services are performed. The Company's revenues, during 2007, primarily have come from a consulting agreement with another corporation.

         Basic and Diluted Loss Per Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. As of December 31, 2007 and 2006, there were 15,444,381 and 4,812,867 potentially issuable common shares, respectively, which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

         Stock Based Compensation -- Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS
123R), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). See Note 7 for details.

         Recent Accounting Pronouncements -- In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


adoption of SFAS No. 157 to have a material impact on our consolidated financial statements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

NOTE 2 - RELATED PARTY TRANSACTIONS

         Certain officers and shareholders of the Company have from time to time advanced operating capital and settled operating expenses on behalf of the Company. As of December 31, 2007 and 2006, the Company received advances of zero and $115,000, respectively, and made payments in satisfaction of its obligations worth $92,203 and $40,000, respectively, resulting in payables to related parties of $105,242 and $197,445, respectively. All amounts are due on demand and bear no interest.

         As further discussed in Note 5, the Company has notes payable to shareholders and officers. The Company did not receive proceeds from these individuals during 2007. During the year ended December 31, 2007 and 2006 the Company made payments of $165,874 and $130,000, respectively. As of December 31, 2007 and 2006, the amounts due were $804,680 and $970,554, respectively.

         During the years ended December 31, 2007 and 2006, the Company accrued interest on the notes of $80,468, and $77,888, respectively. During the year ended December 31, 2007, the Company made interest payments totaling $162,645 through the issuance of common stock. During the year ended December 31, 2006, the Company made a cash payment of $20,000 related to this accrued interest. As of December 31, 2007 and 2006, the accrued interest due was $243,956 and $326,133, respectively.


NOTE 3 - OPERATING LEASE OBLIGATION

         In September 2005, the Company entered into a lease agreement to rent 2,328 square feet of office space for a period of three years. During the years ended December 31, 2007 and 2006, the Company incurred rent expense of $32,685 and $32,131 respectively. Minimum payments for the remaining term of the lease are $22,208 for 2008.

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - LINE OF CREDIT

The Company entered into a $500,000 line of credit with US Bank N.A. (the "Bank") on November 1, 2007. The line of credit is guaranteed by two directors (the "Guarantors"). As consideration for guaranteeing the line of credit, the Company issued 531,514 warrants to the Guarantors. The warrants vest immediately and expire in November 2017. The fair value of the warrants was $94,774 and charged to general and administrative expense. The fair value was computed using the Black-Scholes pricing model using the following assumptions: estimated volatility of 160%, estimated risk-free rate of 4.23%, an estimated yield of 0% and an estimated life of 10 years. The Guarantors are also indemnified by each of the other Directors and officers of the Company serving on the Board of Directors.

Draws under the line of credit must be approved by Mr. Roeder, one of the guarantors, before being eligible for funding by the Bank. The line of credit bears interest at Bank prime plus 50 basis points and expires on April 30, 2009. The credit agreement includes a limitation on other indebtedness and guaranties. As of December 31, 2007, the Company had drawn $43,805 on the line of credit.


NOTE 5 - NOTES PAYABLE TO STOCKHOLDERS

Notes payable to stockholders are as follows:

                                                              December 31,
                                                         -----------------------
                                                           2007           2006
                                                         --------       --------
Notes payable to stockholders, interest
 rate at 10% per annum payable monthly,
 notes are currently due                                 $253,135       $369,009


Notes payable to stockholders, no
 stated interest; settled November
 2007 through the issuance of stock                             -         50,000

Note payable to stockholder, interest
 rate at 10% per annum payable monthly,
 amounts are due on demand                                300,000        300,000

Note payable to  stockholder; interest
 rate at 10% per annum payable monthly,
 100,000 shares of common stock valued
 at $93,000 are accrued and to be issued
 as additional interest,note is due on
 demand                                                   250,000        250,000

Notes payable to stockholders for
 redemption of stock interest is 10% per
 annum payable monthly, due on demand                       1,545          1,545
                                                         --------       --------

Notes Payable to Stockholders                            $804,680       $970,554
                                                         ========       ========


NOTE 6 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash -- During 2007, the Company issued 1,575,000 shares of common stock and 1,900,000 warrants to purchase common stock with exercise prices ranging from $0.50 to $1.00 per share for proceeds of $195,000. 100,000 warrants vested immediately and expire in July 2008; 1,200,000 warrants vest in May 2008 and expire in November 2008; 600,000 warrants vest in November 2008 and expire in November 2009. The proceeds were allocated $152,191 to common stock and $42,809 to the warrants, based on their relative fair values

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


on the date of issuance. The fair value of the warrants was determined by the Black-Scholes option pricing model using the following assumptions: estimated volatility of 115%, estimated risk-free interest rate of 3.23%, estimated yield of 0% and an estimated life of 1.31 years.

         During 2007, the Company also issued 875,000 shares of common stock for proceeds of $162,501 or at prices ranging from $0.15 to $0.20 per share and 500,000 shares of common stock for proceeds of $50,000 to an individual who exercised options to purchase common stock, at an exercise price of $0.10 per share.

         During 2006, the Company issued 775,734 shares of common stock and 812,867 warrants to purchase common stock with exercise prices ranging from $0.30 to $1.25 per share for proceeds of $332,720. The warrants vest immediately with 137,867 warrants expiring in March 2008 and 675,000 warrants expiring in May 2009. The proceeds were allocated $160,817 to common stock and $171,903, to the warrants, based on their relative fair values on the date of issuance. The fair value of the warrants was $356,924 determined by the Black-Scholes option pricing model using the following assumptions: estimated volatility of 110.80% estimated risk-free interest rate of 5.17% estimated yield of 0% and life of
2.83 years. During the year ended December 31, 2006 the Company also issued 312,500 shares of common stock at a price of $0.20 per share for proceeds of $62,500.

         Also during 2006, the Company issued 95,239 shares of common stock for proceeds of $30,000 or at prices ranging from $0.30 to $0.35 per share.

         Common Stock Issued for Services -- During the years ended December 31, 2007 and 2006, the Company issued 3,000,000 and 64,284 shares, respectively, of common stock for consulting services. The common stock was valued at prices ranging from $0.30 to $0.95 per share. For the years ended December 31, 2007 and 2006, the Company charged $901,500 and $48,213 of consulting expense to operations, respectively. The shares were valued based on the fair value of the Company's common stock on the date of issuance.

         Common Stock Issued for Satisfaction of Debt -- During the year ended December 31, 2007 the Company issued 90,000 shares of common stock at a price of $0.33 per share for satisfaction of accounts payable of $30,000; 1,587,700 shares of common stock, at a price of $0.41 per share, for satisfaction of accounts payable of $28,500, related party payable of $92,203, accrued wages of $255,000, accrued interest of $162,645 and a note payable to stockholder of $115,874; 550,000 shares of common stock, at a price of $0.17 per share, for satisfaction of a note payable to stock holder of $50,000 and interest expense of $43,500. During the year ending December 31, 2006 the Company issued 70,311 of common stock for satisfaction of its obligations. The common stock was valued at prices ranging from $0.30 to $0.85 per share. For the year ended December 31, 2006, the Company settled accounts payable of $45,702.

         Common Stock Issued for Financing Fees -- During the years ended December 31, 2007 and 2006, the Company issued 40,000 and 65,000 shares, respectively, of common stock for financing fees incurred during the period. The common stock was valued at prices ranging from $0.35 to $0.75 per share. For the years ended December 31, 2007 and 2006, the Company charged the $14,000 and $42,250 of finance fee to interest expense.

         Common Stock Issued for Settlement of Stock Purchase Rights -- On September 11, 2006, the Company executed a stock purchase agreement with an individual. The original agreement gave the individual the right to purchase up to five million shares of common stock at a price of $0.20 per share anytime during the twelve-month period ending September 11, 2007. For an additional six

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


months the purchase price would be 50% of the closing market price averaged over the five trading days prior to such purchase. From September 2006 through March 2007, under the agreement, 562,500 shares were purchased for cash proceeds of $112,500 and are included in the discussion of shares issued for cash above. In March 2007 the stock purchase agreement was amended allowing the purchase price could be paid either in cash or under a cashless exercise feature. The company determined that the amendment triggered a compensatory event and the remaining 4,437,500 rights should be valued at their then fair value and considered compensation. The fair value of the remaining rights was $995,775 determined using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 116.74%, estimated risk-free interest rate of 4.9%, estimated yield of 0% and an expected life of 1 year.

In November 21, 2007 the individual submitted a net issue election notice and the Company issued the individual 2,218,750 shares of common stock for the exercise of the remaining 4,437,500 stock rights under the cashless exercise feature.

NOTE 7 - STOCK OPTIONS AND STOCK WARRANTS

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

         For the year ended December 31, 2007 and 2006, the Company calculated compensation expense of $3,152,710 and $453,605 related to stock options which will be recognized over the vesting period. The overall effect of adopting SFAS 123R was an increase of net loss by $176,500 or $0.00 per share and $218,954 or $0.01 per share, during 2007 and 2006 respectively.

         For options granted subsequent to the adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option-pricing model. During the year ended December 31, 2007, the Company granted 10,000,000 stock options. The weighted average fair value of stock options at the date of grant during the year ended December 31, 2007, was $0.27 per share. The Company had no stock option grants during the year ended December 31, 2006.

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of stock option activity for the year ended December 31, 2007, is presented below:

                                                       Weighted
                                          Weighted      Average
                             Shares       Average      Remaining     Aggregate
                             Under        Exercise    Contractual    Intrinsic
                             Option        Price         Life         Value
                           ----------     --------    -----------    ---------
Outstanding at
 December 31, 2005          4,500,000     $   0.20
    Granted                         -
    Exercised                       -
    Forfeited                       -
    Expired                  (500,000)    $   0.10
                           ----------
Outstanding at
 December 31, 2006          4,000,000     $   0.21
    Granted                10,000,000         0.31
    Exercised                (500,000)        0.10
    Forfeited                       -
    Expired                (1,000,000)    $   0.10
                           ----------

Outstanding at
 December 31, 2007         12,500,000     $   0.30     7.4 years     $ 45,000
                           ==========

Exercisable at
 December 31, 2007          4,690,478     $   0.26     6.3 years     $ 45,000
                           ==========
Exercisable at
 December 31, 2006          2,628,572     $   0.12
                           ==========

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

         The following are the weighted-average assumptions used for options granted during the year ended December 31, 2007 and 2006:

                                                 2007                2006
                                            ----------------    ---------------

Risk free interest rate                          4.57%               N/A
Expected life                                   7 years              N/A

Dividend yield                                     -                 N/A
Volatility                                      157.13%              N/A


         As of December 31, 2007, there was approximately $1,314,914 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.62 years.

         In May 2006, the Company changed the expiration date on 1,500,000 options from July 2006 to July 2007. Using the Black-Scholes option pricing model and a risk free interest rate of 4.99%, volatility of 114.74% and an expected life of 1 year, it was determined that an additional expense of $12,600 was incurred.

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock Warrants

         A summary of stock warrants at December 31, 2007 is presented below;


                                                       Weighted
                                          Weighted      Average
                             Shares       Average      Remaining
                             Under        Exercise    Contractual
                            Warrants       Price         Life
                           ----------     --------    -----------
Outstanding at
 December 31, 2005                  -     $      -
    Granted                   812,867     $   0.78
    Exercised                       -
    Expired                         -
                           ----------
Outstanding at
 December 31, 2006            812,867     $   0.78
    Granted                 2,431,541         0.56
    Exercised                       -
    Expired                         -
                           ----------

Outstanding at
 December 31, 2007          3,244,381     $   0.61     2.63 years
                           ==========

Exercisable at
 December 31, 2007          1,444,381     $   0.54     4.35 years
                           ==========
Exercisable at
 December 31, 2006            812,867     $   0.78
                           ==========


NOTE 8 - INVESTMENT IN JOINT VENTURES

         On June 29, 2006 the Company entered into a joint venture agreement with United Fund Advisors, L.L.C. (UFA) of Portland Oregon, an entity in which Reynold Roeder, a director of the Company has a 25% interest and serves as its CEO. Under the agreement, a new entity, Mountain Island Energy Holdings, L.L.C.
(MIEH) was formed. MIEH was formed for the purpose of applying to the US Department of the Treasury and US Department of Energy for an award of federal advanced clean coal project tax credits under Section 48A of the Internal Revenue Code. UFA and the Company each own 50% of MIEH. Under the agreement, Reynold Roeder of UFA and Mitchell J. Hart of the Company serve as managing directors of MIEH. Under the MIEH operating agreement, UFA was required to make capital cash contributions to MIEH totaling $1,000 along with agreed upon services. During the year ended December 31, 2006, UFA contributed $31,000 in cash, and services valued at $170,000. The Company, in accordance with the operating agreement, contributed land and certain professional service work related to the development of the land. During the year ended December 31, 2006, the Company contributed land and development costs valued at $392,251. MIEH had no substantial operations for the year ended December 31, 2007. The Company accounts for this joint venture interest under the equity method of accounting. MIEH was unsuccessful in obtaining a Section 48A of the Internal Revenue Code award, but has been pursuing opportunities to develop or liquidate the land.

         MIEH and UFA also formed Sage Island Energy, LLC, a Delaware limited liability company. Sage Island Energy was formed to respond to the Wyoming Infrastructure Authority Request for Proposal, which sought to establish a public-private partnership to develop a "clean coal" demonstration project (or

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


projects). Sage Island Energy was not selected for the project. Sage Island Energy had no substantial operations for the year ended December 31, 2007


NOTE 9 - INCOME TAXES

         There was no benefit or provision for income taxes during 2007 and 2006. The Company also did not pay any income taxes during the years ended December 31, 2007 and 2006. The following presents the components of the net deferred tax asset as of December 31, 2007 and 2006:

                                                       December 31,
                                               -----------------------------
                                                   2007              2006
                                               -----------       -----------
    Tax loss carry forward                     $ 6,184,645       $ 5,551,762
    Stock based compensation                     1,210,049           445,562
    Asset bases differences                        386,646           386,646
    Accrued and deferred compensation              105,625           116,815
    Other accruals                                  24,785            15,444
                                               -----------       -----------

       Total Deferred Tax Assets                 7,911,750         6,516,229

)      Less: valuation allowance                (7,911,750)       (6,516,229)
                                               -----------       -----------

       Net Deferred Tax Asset                         $  -               $ -
                                               ===========       ===========

The Company has net operating loss carry forward of approximately $16,600,000 which expire from 2011 through 2027.

         The following is a reconciliation of the amount of tax that would be result from applying the federal rate to pretax income with provision for income taxes for the years ending December 31, 2007 and 2006:

                                                     For the Years Ended
                                                         December 31,
                                                  ---------------------------
                                                     2007             2006
                                                  -----------     -----------

   Benefit at US federal statutory rate (34%)     $(1,643,053)    $  (480,159)
   Non deductible items                               407,274               -
   Deferred tax asset valuation change              1,395,521         526,762
   State benefit, net of federal effect              (159,742)        (46,603)
                                                  -----------     -----------

   Benefit from Income Taxes                      $         -     $         -
                                                  ===========     ===========


NOTE 10 - SIGNIFICANT FOURTH QUARTER ADJUSTMENT

As mentioned in Note 6, the Company amended a stock right agreement for the issuance of 4,437,500 common shares in March 2007 to include a cashless feature. The Company initially accounted for the amendment as a financing transaction and reported no accounting effect. As part of the year end procedures, it was

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


concluded that this amendment was not a financing transaction and was, in effect, an issuance of a compensation based stock warrant. The fair value of the warrant, using March 2007 assumptions, was $995,775 determined by the Black-Scholes option pricing model using the following assumptions; estimated volatility 116.74% estimated risk-free interest rate of 4.9% estimated yield of 0% and a life of 1 year. The restatement adjustments to the Company's consolidated balance sheets (there was no effect to assets or liabilities) and statements of operations for the interim periods ended March 31, 2007, June 30, 2007 and September 30, 2007 are summarized below. Restated statements of cash flows for the interim periods have not been presented. The restatement adjustment had no effect on previously reported total cash flows from operating, investing and financing activities:


                        Three Months Ended March 31, 2007
                                   (Unaudited)

                                 As Previously    Restatement
                                   Reported        Adjustment      As Restated
                                 ------------     ------------     ------------
Balance Sheet -
 Stockholders' Deficit
   Additional paid-in
    capital                      $ 19,130,386     $    995,775     $ 20,126,161
   Deficit accumulated
    during the
    development stage             (20,233,155)        (995,775)     (21,228,930)

   Total stockholders'
    deficit                      $ (1,054,839)    $          -     $ (1,054,839)

Statement of Operations
   General and
    administrative               $  1,022,261     $    995,775     $  2,018,036
   Operating expenses               1,024,394          995,775        2,020,169
   Loss from operations            (1,008,184)        (995,775)      (2,003,959)
   Net loss                        (1,042,301)        (995,775)      (2,038,076)
   Basic and diluted
    loss per share               $      (0.02)    $      (0.02)    $      (0.04)



                         Six Months Ended June 30, 2007
                                   (Unaudited)

                                 As Previously    Restatement
                                   Reported        Adjustment      As Restated
                                 ------------     ------------     ------------
Stockholders' Deficit
   Additional paid-in
    capital                      $ 20,469,743     $    995,775     $ 21,465,518
   Deficit accumulated
    during the
    development stage             (21,709,887)        (995,775)     (22,705,662)

   Total stockholders'
    deficit                      $ (1,191,504)    $          -     $ (1,191,504)

Statement of Operations
   General and
    administrative               $  2,507,071          995,775     $  3,502,846
   Operating expenses               2,511,337          995,775        3,507,112
   Loss from operations            (2,464,489)        (995,775)      (3,460,264)
   Net loss                        (2,519,073)        (995,775)      (3,514,848)
   Basic and diluted
    loss per share               $      (0.05)    $      (0.02)    $      (0.07)

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      Nine Months Ended September 30, 2007
                                   (Unaudited)

                                 As Previously    Restatement
                                   Reported        Adjustment      As Restated
                                 ------------     ------------     ------------
Stockholders' Deficit
   Additional paid-in
    capital                      $ 20,910,769     $    995,775     $ 21,906,544
   Deficit accumulated
    during the
    development stage             (22,308,443)        (995,775)     (23,304,218)

   Total stockholders'
    deficit                      $ (1,348,534)    $          -     $ (1,348,534)

Statement of Operations
   General and
    administrative               $  3,082,426          995,775     $  4,078,201
   Operating expenses               3,088,824          995,775        4,084,599
   Loss from operations            (3,044,197)        (995,775)      (4,039,972)
   Net loss                        (3,117,629)        (995,775)      (4,113,404)
   Basic and diluted
    loss per share               $      (0.07)    $      (0.02)    $      (0.09)




NOTE 11 - SUBSEQUENT EVENTS (UNAUDITED)

         On February 28, 2008, the Company issued 125,000 shares of common stock for proceeds of $12,500 or $0.10 per share. The shares were issued in privately negotiated transactions.

--------------------------------------------------------------------------------