Form 10-Q
period 2008-03-31
TERRA SYSTEMS CORP
filed 2008-05-15
CIK 1027876

================================================================================

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended March 31, 2008

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

                7001 South 900 East, Ste 260, Midvale, Utah 84047
                    (Address of principal executive offices)

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

Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes _X__   No ___   (2)  Yes __X__  No ____

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the exchange act.

                Large accelerated filer |_| Accelerated filer |_|

             Non-accelerated filer |_| Smaller reporting company |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.001 par value  Outstanding as of May 15, 2008: 55,236,806

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     ___ Yes    _X__ No

                               Terra Systems, Inc.

                                    Form 10-Q
                      For The Quarter Ending March 31, 2008



Part I. Financial Information                                             Page
                                                                          ----

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of
                 March 31, 2008, and December 31, 2007
                 (Unaudited)                                               2

                Condensed Consolidated Statements of
                  Operations for the Three Months ended
                  March 31, 2008 and 2007, and for the
                  Cumulative Period February 17, 1996
                  (Date of Inception), through March 31,
                  2008 (Unaudited)                                         3

                Condensed Consolidated Statements of Cash
                  Flows for the Three Months ended March 31,
                  2008 and 2007 and for the Cumulative
                  Period February 17, 1996 (Date of Inception),
                  through March 31, 2008 (Unaudited)                       4

                Notes to the Unaudited Condensed Consolidated
                  Financial Statements                                     5

     Item 2.    Management's Discussion and Plan of Operation              8

     Item 3.    Quantitative and Qualitative Disclosure About
                  Market Risk                                             11

     Item 4.    Controls and Procedures                                   11

Part II. Other Information

     Item 1.    Legal Proceedings                                         11

     Item 2.    Unregistered Sales of Equity Securities and
                  Use of Proceeds                                         12

     Item 3.    Defaults Upon Senior Securities                           12

     Item 4.    Submission of Matters to a Vote of Security
                  Holders                                                 12

     Item 5.    Other Information                                         12

     Item 6.    Exhibits                                                  12

     Signatures                                                           13

PART I. FINANCIAL INFORMATION

Item I. Financial Statements


                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                   March 31,        December 31,
                                                      2008              2007
                                                 --------------   --------------
                                     ASSETS
Current Assets
  Cash                                           $       26,807   $      30,692
  Stock subscription receivable                         200,000               -
  Other current assets                                    9,879          13,894
                                                 --------------   --------------
     Total Current Assets                               236,686          44,586
                                                 --------------   --------------

Property and Equipment
  Furniture and equipment                               582,407         582,407
  Software                                               10,380          10,380
  Less:  Accumulated depreciation                      (484,792)       (482,659)
                                                 --------------   --------------
     Net Property and Equipment                         107,995         110,128
                                                 --------------   --------------

Investment in joint venture                             392,251         392,251
                                                 --------------   --------------
Total Assets                                     $      736,932   $     546,965
                                                 ==============   ==============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                               $      429,705   $     431,857
  Bank line of credit                                    52,930          43,805
  Deferred grant revenue                                109,000               -
  Accounts payable to related parties                   105,242         105,242
  Accrued liabilities                                   295,952         285,263
  Accrued interest to related parties                   264,073         243,956
  Notes payable to stockholders                         804,680         804,680
                                                 --------------   --------------
     Total Current Liabilities                        2,061,582       1,914,803
                                                 --------------   --------------

Stockholders' Deficit
  Common stock - $0.001 par value;
    100,000,000 shares authorized;
    55,236,806 and 53,111,806 issued
    and outstanding, respectively                        55,234          53,109
  Additional paid-in capital                         23,200,022      22,602,376
  Deficit accumulated during development
    stage                                           (24,579,906)    (24,023,323)
                                                 --------------   --------------
     Total Stockholders' Deficit                     (1,324,650)     (1,367,838)
                                                 --------------   --------------

Total Liabilities and Stockholders' Deficit      $      736,932   $     546,965
                                                 ==============   ==============



See accompanying notes to condensed consolidated financial statements.

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      From
                                                                    Inception
                                                                     of the
                                                                   Development
                                                                     Stage on
                                                                   February 17,
                                                                      1996
                                      For the Three Months           Through
                                        Ended March 31,             March 31,
                                      2008           2007             2008
                                 -------------   --------------   --------------


Revenues                         $           -   $       56,639   $     768,136

Cost of revenues                             -           40,429         564,904
                                 -------------   --------------   --------------

     Gross Profit                            -           16,210         203,232
                                 -------------   --------------   --------------

Operating Expenses
  Research and development              22,869                -       2,086,865
  General and administrative           510,266        1,022,261      20,257,752
  Depreciation and amortization          2,133            2,133         805,765
                                 -------------   --------------   --------------
     Total Operating Expenses          535,268        1,024,394      23,150,382

     Loss from Operations             (535,268)      (1,008,184)    (22,947,150)

Nonoperating Income/(Expenses)
  Other Income                               -                -          87,446
  Interest expense                     (21,315)         (34,117)     (1,553,195)
  Interest income                            -                -           1,709
  Gain from relief of debt                   -                -          64,284
  Loss on sale of securities                 -                -         (99,000)
  Gain (loss) on sale of assets              -                -        (134,000)
                                 -------------   --------------   --------------

     Net Nonoperating Expenses         (21,315)         (34,117)     (1,632,756)
                                 -------------   --------------   --------------

Net Loss                         $    (556,583)  $   (1,042,301)  $ (24,579,906)
                                 =============   ==============   ==============

Basic and Diluted Loss
   Per Share                     $       (0.01)  $        (0.02)
                                 =============   ==============

Weighted Average Shares
   Outstanding                      53,179,114       44,358,226
                                 =============   ==============


See accompanying notes to condensed consolidated financial statements.

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      From
                                                                    Inception
                                                                     of the
                                                                   Development
                                                                     Stage on
                                                                   February 17,
                                                                      1996
                                      For the Three Months           Through
                                        Ended March 31,             March 31,
                                      2008           2007             2008
                                 -------------   --------------   --------------

Cash Flows from Operating
 Activities:
  Net loss                       $    (556,583)  $   (1,042,301)  $ (24,579,906)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation and
        amortization                     2,133            2,133         805,765
      Gain from debt relief                  -                -         (64,284)
      Loss on sale of investment
        securities                           -                -          99,000
      (Gain) Loss on disposal
        of assets                            -                -         139,000
      Stock compensation               387,271          978,001      13,832,950
      Write off of stock
        subscription                         -                -          22,750
      Common stock issued for
        financing fees                       -           14,000         529,203
  Changes in current assets
   and liabilities:
      Accounts receivable                    -          (21,639)              -
      Other current assets               4,015           (2,676)         (9,879)
      Accounts payable                  (2,152)         (32,777)        926,462
      Accounts payable -
        related party                        -                -         608,330
      Accrued liabilities               10,689          (25,738)      1,660,109
      Accrued legal settlement
        expense                              -                -          44,967
      Accrued interest payable          20,117           20,117         807,694
                                 -------------   --------------   --------------

     Net Cash Used in Operating
     Activities                       (134,510)        (110,880)     (5,177,839)
                                 -------------   --------------   --------------

Cash Flows from Investing
 Activities:
  Purchase of equipment and land             -                -      (1,003,049)
  Advances to related party                  -                -        (290,328)
  Organization costs paid                    -                -          (4,755)
  Proceeds from sale of assets               -                -         367,715
                                 -------------   --------------   --------------

     Net Cash Used in Investing
     Activities                              -                -        (930,417)
                                 -------------   --------------   --------------

Cash Flows from Financing
 Activities:
  Proceeds from bank line of
    credit                               9,125                -          52,930
  Proceeds from grant                  109,000                -         109,000
  Proceeds from borrowings -
    stockholders                             -                -       1,690,111
  Payments on borrowings -
    stockholders                             -                -        (385,730)
  Proceeds from stock issuance
    and subscriptions                   12,500          100,001       4,854,392
   Payments on capital leases                -                -        (185,640)
                                 -------------   --------------   --------------

     Net Cash Provided by
     (Used in) Financing
     Activities                        130,625          100,001       6,135,063
                                 -------------   --------------   --------------

Net Increase (Decrease) in Cash         (3,885)         (10,879)         26,807

Cash at Beginning of Period             30,692           52,091               -
                                 -------------   --------------   --------------

Cash at End of Period            $      26,807   $       41,212   $      26,807
                                 =============   ==============   ==============

Supplemental Cash Flow
 Information:
   Cash paid for interest        $       1,098   $            -
Non Cash Investing and Financing
 Activities:
   Conversion of liabilities to
    equity                       $           -   $      684,222
   Shares issued as a
     subscription receivable     $     200,000



See accompanying notes to condensed consolidated financial statements.

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by Terra Systems, Inc., and its subsidiaries (collectively the Company), and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

         The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2007. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

NOTE 2 - BUSINESS CONDITION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three-month period ended March 31, 2008, the Company incurred net loss of $556,583. As of March 31, 2008, the Company's losses accumulated from inception totaled $24,579,906. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

         The Company is in the process of negotiating various agreements to perform research on and the development of pneumatic conveyance systems to handle materials in a bulk state in industrial research and processing. Management also intends to use capital and debt financing as needed to supplement the cash flows that potentially could be generated through the successful negotiation of agreements. In addition, the Company is in the process of demonstrating "clean coke" technology that it has licensed and developing production scale projects based on that technology.

NOTE 3 - LOSS PER COMMON SHARE

         Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of shares outstanding during the period. Dilutive loss per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock except for those that are anti-dilutive.

         For the three months ending March 31, 2008, the Company had 12,500,000 stock options and 6,294,014 of warrants that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

         For the three months ending March 31, 2007, the Company had 4,000,000 stock options and 812,867 warrants that that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

NOTE 4 - STOCK BASED COMPENSATION

         The Company had no stock option grants during the three months ended March 31, 2008. For the three months ended March 31, 2008 and 2007, the Company calculated compensation expense of $387,271 and $76,501 respectively, related to stock options.

         A summary of stock option activity for the three months ended March 31, 2008, is presented below:

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                    Weighted
                                   Weighted          Average
                     Shares        Average         Remaining        Aggregate
                      Under        Exercise        Contractual      Intrinsic
                     Option         Price             Life            Value
                  ------------   -------------   --------------   --------------
Outstanding at
December 31, 2007   12,500,000   $        0.30
  Granted                    -
  Exercised                  -
  Forfeited                  -
  Expired                    -
                  ------------

Outstanding at
March 31, 2008      12,500,000   $        0.30       7.14 years   $     665,000
                  ============

Exercisable at
March 31, 2008       4,690,478   $        0.26       6.07 years   $     458,333
                  ============

As of March 31, 2008, there was approximately $927,644 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.7 years.

Stock Warrants

         A summary of stock warrants at March 31, 2008 is presented below

                                                                     Weighted
                                                   Weighted          Average
                                    Shares          Average         Remaining
                                     Under         Exercise         Contractual
                                   Warrants          Price             Life
                                 -------------   --------------   --------------
Outstanding at December 31,
  2007                               3,244,381   $         0.61
   Granted                           3,187,500             0.67
   Exercised                                 -
   Forfeited                                 -
   Expired                            (137,867)  $         0.30
                                 -------------

Outstanding at March 31, 2008        6,294,014   $         0.64       1.86 years
                                 =============

Exercisable at March 31, 2008        1,306,514   $         0.54        4.5 years
                                 =============


NOTE 5 - RELATED PARTY TRANSACTIONS

         Certain officers and shareholders of the Company have from time to time settled operating expenses on behalf of the Company. As of March 31, 2008, the Company owed these officers $105,242. All amounts are due on demand and bear no interest.

         The Company has notes payable to shareholders and officers. These notes bear interest at 10% and are currently due. As of March 31, 2008, the amount due under these notes payable was $804,860. During the three months ended March 31, 2008, the Company accrued interest on the notes of $20,117. As of March 31, 2008, the accrued interest due was $264,073.

                      TERRA SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - BANK LINE OF CREDIT

         The Company entered into a $500,000 line of credit with US Bank N.A. (the "Bank") on November 1, 2007. The line of credit is guaranteed by two directors (the "Guarantors"). The Guarantors are indemnified by each of the other Directors and officers of the Company serving on the Board of Directors. The line of credit bears interest at Bank prime plus 50 basis points and expires on April 30, 2009. The credit agreement includes a limitation on other indebtedness and guarantees. As of March 31, 2008 the Company had drawn $52,930 on the line of credit

NOTE 7 - STOCKHOLDERS' DEFICIT

         Common Stock Issued for Cash - During the three months ended March 31, 2008, the Company issued 125,000 shares of common stock and 187,500 warrants to purchase common stock, with an exercise price ranging from $0.50 to $1.00 per share for proceeds of $12,500; 125,000 warrants vest in July 2008 and expire in January 2009; 62,500 warrants vest in January 2009 and expire in January 2010. The proceeds were allocated $8,541 to common stock and $3,959 to the warrants, based on their relative fair values on the date of issuance. The fair value of the warrants was determined by the Black-Scholes option pricing model using the following assumptions: estimated volatility of 118.08% estimated risk-free interest rate of 2.27% estimated yield of 0% and estimated term of 1.33 years.

         Common Stock Issued for Stock Subscription - During the three months ended March 31, 2008, the Company issued 2,000,000 shares of common stock and 3,000,000 warrants to purchase common stock, with exercise prices ranging from $0.50 to $1.00 per share for $200,000 subscription receivable; 2,000,000 warrants which vest in September 2008 and expire in March 2009 and 1,000,000 warrants which vest in March 2009 and expire in March 2010. The proceeds were allocated $64,089 to common stock and $ 135,911 to the warrants, based on their relative fair values on the date of issuance. The fair value of the warrants was determined by the Black-Scholes option pricing model using the following assumptions: estimated volatility of 127.7% estimated risk-free interest rate of 1.57% estimated yield of 0% and estimated term of 1.33 years. Cash for the stock issued was received in April 2008.

NOTE 8 - GRANTS

         On March 19,  2008,  the Company  received  from the Federal  Center of
Excellence a grant for the amount of $109,000. The funds are to be used to develop the process controls for the system at its clean coke pilot plant.

NOTE 9 - SUBSEQUENT EVENTS

         On April 24, 2008 the Company borrowed $45,500 under the bank line of credit and purchased various equipment for use at the Company's Hiawatha coal recovery project.

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

         The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our products or services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees, and changes in the regulation of our industry.

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

General

         Terra Systems was incorporated in Utah on February 17, 1996, and is a development-stage company. We are pursuing three primary businesses. The first of these is the development and commercialization of our patented pneumatic accelerator. This device is a gas linear particle accelerator that conveys and processes bulk materials at high velocity in a particle isolate state, using air as the medium of movement. The traditional and more costly medium for processing bulk materials is water. Our technology operates efficiently at ambient temperatures and at low pressures and does not use water. We believe that most if not all-organic and inorganic bulk materials used in basic industries (such as coal, gypsum, black sands, corn, rice, and wheat) can be more economically separated and classified by our dry-process technology. This capability facilitates a number of associated procedures, including: drying, micropulverizing, mixing, forming, conveying, and loading. In addition, bulk materials can be beneficiated in important ways including moisture reduction, ash reduction, and electro-customization. Our system can perform multiple tasks, needs less maintenance, requires no chemical additives, and can improve the surrounding environmental quality.

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

Results of Operations

Three months ended March 31, 2008, compared to the three months ended March 31, 2007:

         From inception through March 31, 2008, we have incurred losses totaling $24,579,906 and generated revenues of $768,136 from operations. During the three months ended March 31, 2008, we had no sales revenues. This factor, among others, raises substantial doubt concerning our ability to continue as a going concern. We intend to use capital and debt financing as needed to supplement the cash flows that we expect will be provided by licensing agreements. Our primary source of capital historically has been through the sale of our securities.

          Realization of sales of our products and services is vital to operations. We may not be able to continue as a going concern without generating and realizing additional sales or raising additional capital. We cannot guarantee that we will be able to compete successfully or that the competitive pressures we may face will not have a material adverse effect on our business, results of operations and financial condition. Additionally, a superior competitive product could force us out of business.

         While we have been able to generate some testing and product development revenues since inception, we have been limited in the scope of potential clients that could be contacted until our patent application was approved. In January 2001, we received notification that we had been awarded a patent on our Pneumatic Accelerator. Since then we have been pursuing project development contracts and refining our design of the Pneumatic Accelerator. We have relocated our single Pneumatic Accelerator System to the Hiawatha coal recovery project site, located in Carbon county, Utah, and expect to begin operations thereof in the second quarter of 2008.

         In addition, we were able to license the "Clean Coke Technology" of Combustion Resources LLC ("Combustion Resources"). The license agreement requires that the Company begin paying a $300,000 per year minimum royalty beginning in the year 2010. The royalty is set as a fixed percentage of the net operating profit realized from the licensed Clean Coke Technology, subject to a cap of $3 million in any one year. The Company believes that the Clean Coke Technology can be utilized to produce coke that qualify under IRC Section 45K for the tax credit from alternative fuels, provided a plant utilizing the Clean Coke Technology is built and placed in service by December 31, 2009. The Section 45K credit is subject to reduction as the Federal reference price of oil increases.

         Combustion Resources, the College of Eastern Utah's Western Energy Training Center, and the Company were successful in obtaining a Federal Center of Excellence grant to develop the process controls for the system at its pilot plant (see below) in Price, Utah.

         Also during the prior year, we were contracted by Combustion Resources, and worked with them to build and operate a pilot briquetting plant in Price, Utah. The pilot plant has a theoretical capacity of 2 tons per hour. The plant has been used to agglomerate carbon black. Carbon black is a very fine-sized material that is difficult to handle in its unagglomerated state. The plant has produced 162 tons of agglomerated carbon black to-date, all of which has been shipped to a major industrial customer for testing at its production plant. The Company's revenue for the prior year was generated from this activity. Until the results of the test are known, the pilot plant will be utilized to develop the Clean Coke Technology process controls mentioned above. We have recently completed several modifications that were necessary to enable us to utilize the plant for the production of clean coke. The most substantial of these modifications was the addition of a calcining oven. Which is used in the process to produce Clean Coke. We expect that the modified pilot plant will begin to run Clean Coke material near the end of the second quarter or the beginning of the third quarter. We anticipate that the modified plant will run Clean Coke material that will be used by various parties for testing in their production scale facilities.

         Our net loss for the three months ended March 31, 2008, was $556,583, compared to a net loss for the three months ended March 31, 2007, of $1,042,301. Our expenses for the three months ended March 31, 2008, were $556,583 of which approximately 92% were general and administrative. Our expenses for the three months ended March 31, 2007, were $1,058,511 of which approximately 97% were general and administrative. For the three months ended March 31, 2008, depreciation and amortization expense was $2,133 compared to depreciation and amortization expense of $2,133 for the three months ended March 31, 2007.

         Since inception, we have realized minimal revenues while incurring normal fixed overhead and debt service costs. This operating trend is projected to continue for at least the remaining period of fiscal 2008.

Future Business

         We see opportunities for our technology and business in an array of large industries, including power generation, agriculture, mining, environmental, construction, ceramics, and materials transportation. We anticipate that we will generate revenues through the sale of our proprietary equipment, products, fees, royalties, and profit sharing from licensing of our technology.

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

Liquidity and Capital Resources

         Given our current negative cash flows, it will be difficult for Terra Systems to continue as a going concern. While the issuance of a patent for our Pneumatic Accelerator Sysyem and the licensing of the Clean Coke technology should allow us to more aggressively pursue revenue, and cash generating contracts and opportunities, it will be necessary to raise additional funds or reduce cash expenditures. Funds could be generated through the issuance of additional stock or through the sale of existing plant and office equipment. Cash expenditures could be eased through a reduction in overhead costs, including but not limited to labor and associated employee benefits.

         As mentioned in our audited financial statements included with our annual report on Form 10-KSB, for the year ended December 31, 2007, our audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. Our product line is limited and it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If additional financing cannot be obtained, we may be required to scale back or discontinue operations. Even if additional financing is available there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will result in immediate and possible substantial dilution to existing shareholders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Not applicable

Item 4.  Controls and Procedures

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

         The Company was advised by Hansen, Barnett & Maxwell, P.C., the Company's independent registered public accounting firm, that during their performance of audit procedures for fiscal year 2007, Hansen, Barnett & Maxwell, P.C. identified a material weakness as defined by the Public Company Accounting Oversight Board.

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

Changes in Internal Controls over Financial Reporting.

         In order to address the deficiency of inadequate staffing and supervision, management has implemented tighter cash flow controls and has set-up a centralized computer system to maintain the accounting records. Management will continue to monitor and review these remediation efforts.

         Certifications of the Chief Executive Officer and the consultant performing services for the Company commonly performed by a chief financial officer regarding, among other items, disclosure controls and procedures are included immediately after the signature section of this Form 10-Q.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended March 31, 2008, the Company issued 125,000 shares of common stock for proceeds of $12,500 at a price of $0.10 per share and 2,000,000 shares of common stock for a subscription receivable of $200,000 at a price of $0.10 per share.

         The sales of shares to the buyers were made in reliance on Section 4(2) of the 1933 Act, and rules and regulations promulgated there under, as a transaction not involving any public offering. No advertising or general solicitation was employed in the issuance of the securities.

Item 3.  Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

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


              Terra Systems, Inc.



              By: /s/ Clayton Timothy
                  --------------------------------------
                  Clayton Timothy
                  CEO

              Date: May 15. 2008


              By: /s/ Mark Faerber
                  --------------------------------------
                  Mark Faerber
                  Consultant performing certain services
                  for the Company commonly performed by
                  a Chief Financial Officer

              Date: May 15, 2008

--------------------------------------------------------------------------------